Form 10-Q
period 1996-06-30
SABRATEK CORP
filed 1996-08-16
CIK 1012480

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                         COMMISSION FILE NUMBER 1-11831
                              SABRATEK CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                   36-3700639

                                    DELAWARE
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)


                            5601 WEST HOWARD STREET
                             NILES, ILLINOIS 60714
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (847) 647-2760
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                            Yes ______     No __X__

As of August 1, 1996, 8,064,209 shares of Sabratek Corporation's common stock were outstanding.

                              SABRATEK CORPORATION

                                   FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                               TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
Item 1.      Financial Statements

             Sabratek Corporation Balance Sheets
             June 30, 1996 (Unaudited) and December 31, 1995...........   3

             Sabratek Corporation Statements of Operations
             Three and Six Months Ended June 30, 1996 and June 30,
             1995 (Unaudited)..........................................   4

             Sabratek Corporation Statements of Cash Flows
             Six Months Ended June 30, 1996 and June 30,
             1995 (Unaudited)..........................................   5

             Notes to Financial Statements (Unaudited).................   6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................   8

PART II      OTHER INFORMATION.........................................  12

                              SABRATEK CORPORATION
                                 BALANCE SHEETS
                       (In thousands, except share data)


                                                                        June 30,                December 31,
                                                                          1996                      1995
                                                                        ---------               ------------
                                                                        (Unaudited)

                             ASSETS
Cash and cash equivalents                                               $25,548                 $     8
Receivables:
  Trade, net of allowance for doubtful accounts of
  $223,382 and $187,969 at June 30, 1996, and
  December 31, 1995, respectively                                         2,947                     766
  Due from related party                                                  1,028                     576
                                                                         ------                 -------
Total receivables                                                         3,975                   1,342
                                                                         ------                 -------
Inventories                                                               2,342                   1,825
Other current assets                                                        246                      51
                                                                        -------                 -------
Total current assets                                                     32,111                   3,226
                                                                        -------                 -------
Property, plant and equipment, net                                          852                     902
Other                                                                        51                      51
                                                                        -------                 -------
Total assets                                                            $33,014                 $ 4,179
                                                                        =======                 =======

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Short term debt                                                         $   130                 $   621
Current portion of capital lease obligation                                 151                     151
Current portion of long-term debt                                             3                       3
Accounts payable                                                          1,411                   2,377
Accrued expenses:
  Payroll & commissions                                                     718                      191
  Warranty                                                                  198                      229
  Stock appreciation rights payable                                       1,628                      --
  Other                                                                     852                      287
Deferred rent                                                                32                       32
Deferred revenue                                                             50                      125
Due to affiliated company                                                   247                      312
                                                                        -------                  -------
Total current liabilities                                                 5,420                    4,328
                                                                        -------                  -------
Long-term capital lease obligation                                           47                      149
Long-term debt                                                              170                    2,362
Accrued interest                                                            --                       161
                                                                        -------                  -------
Total liabilities                                                       $ 5,637                  $ 7,000
Stockholders' equity (deficit)                                          -------                  -------
  Convertible preferred stock, issued and outstanding;                       --                       18
   1,768,129 at December 31, 1995
  Common stock, issued and outstanding; 8,064,209 at
   June 30, 1996, 1,718,458 at December 31, 1995                             81                       17
  Additional paid-in capital                                             42,610                   10,709
  Note receivable from stockholder                                         (113)                    (113)
  Accumulated deficit                                                   (15,182)                 (13,452)
  Deferred compensation                                                     (19)                      --
                                                                        -------                  -------
  Total stockholders' equity (deficit)                                   27,377                   (2,821)
                                                                        -------                  -------
                                                                        $33,014                  $ 4,179
                                                                        =======                  =======


                See accompanying notes to financial statements.

                              SABRATEK CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (In thousands, except per share data)


                                        Three Months Ended                   Six Months Ended
                                -----------------------------------------------------------------------
                                June 30, 1996    June 30, 1995          June 30, 1996   June 30, 1995
                                -----------------------------------------------------------------------
Net sales                          $3,771           $1,063                 $6,715          $1,993
Cost of sales                       1,890              739                  3,345           1,457
                                -----------------------------------------------------------------------
Gross margin                        1,881              324                  3,370             536
Selling, general and
  administrative expenses           1,776            1,697                  3,253           3,427
                                -----------------------------------------------------------------------
Operating income (loss)               105           (1,373)                   117          (2,891)
                                -----------------------------------------------------------------------

Other income (expense):
 Interest income                       13                3                     15               6
 Interest expense                    (133)             (22)                  (237)            (33)
 Stock appreciation rights              -                -                 (1,628)              -
 Other                                  1              (21)                     3             (42)
                                -----------------------------------------------------------------------
Net loss                             ($14)         ($1,413)               ($1,730)        ($2,960)
                                =======================================================================

Weighted average shares
 outstanding                        6,736            3,851                  6,673           3,767
                                =======================================================================

Net loss per share                  $0.00           ($0.37)                ($0.26)         ($0.79)
                                =======================================================================



                See accompanying notes to financial statements.

                              SABRATEK CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                        Six Months Ended
                                                -------------------------------
                                                June 30, 1996     June 30, 1995
                                                -------------------------------

Cash flows from operating activities               ($1,730)          ($2,960)
  Net loss

  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                      151                78
    Deferred compensation                                1                 -
    Stock appreciation rights expense                1,628                 -
    Provision for bad debts                             35                38
    Changes in assets and liabilities
        Receivables                                 (2,668)              (27)
        Deferred revenue                               (75)                -
        Inventories                                   (517)             (651)
        Advances to stockholders                         -                70
        Accounts payable                              (966)              802
        Accrued expenses                             1,062               126
        Due to affiliated company                      (65)              (59)
        Other                                         (196)               29
                                                -------------------------------
Net cash used in operating activities               (3,340)           (2,554)
                                                -------------------------------
Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                         (101)             (416)
                                                -------------------------------
Net cash used in investing activities                 (101)             (416)
                                                -------------------------------
Cash flows from financing activities:
  Proceeds from issuance of short-term debt              -               388
  Repayment of short-term debt                        (491)                -
  Repayment of long-term debt                         (350)               (1)
  Proceeds from issuance of long-term debt           1,738               250
  Payments of capital lease obligations, net          (102)              (78)
  Proceeds of capital lease                              -               185
  Proceeds from sale of stock, net                  28,186             1,999
                                                -------------------------------
Net cash provided by financing activities           28,981             2,743
                                                -------------------------------
Increase (decrease) in cash                         25,540              (227)
Cash at beginning of period                              8               765
                                                -------------------------------
Cash at end of period                              $25,548           $   538
                                                ===============================

                See accompanying notes to financial statements.

                              SABRATEK CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)

(1)  FINANCIAL STATEMENTS

The financial statements included herein have been prepared by the Company, without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for fair presentation of the results of operations for the three month and six month periods June 30, 1996 and 1995 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's Form S-1 Registration Statement (No. 333-3866) filed by the Company with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

(2)  INITIAL PUBLIC OFFERING

In June, 1996, the Company completed an initial public offering of 2,875,000 shares of Common Stock, par value $0.01, at a price of $10.00, with proceeds to the Company of $26,737,500 after underwriters' discounts and commissions. The Company's shares are traded on the Nasdaq National Market under the symbol "SBTK."

(3)  CASH AND CASH EQUIVALENTS

Cash and cash equivalents represent funds in demand deposit and money market accounts. Such funds are immediately accessible.

(4)  LONG-TERM DEBT

Immediately following the initial public offering, subordinated debentures in the principal amount of $350,000, plus remaining interest, were repaid. Approximately $26,530 of interest was paid in the form of 5,574 shares of Common Stock, as originally provided for in certain debentures.

Upon the closing of the initial public offering, convertible subordinated debentures in the principal amount of $3,012,793, along with accrued interest thereon of $337,680, were converted into 1,202,965 shares of Common Stock. Certain debentures provided for a conversion premium that substantially reduced the stated conversion price.

(5)  SERIES A PREFERRED STOCK

Upon the closing of the initial public offering, all 1,768,129 shares of outstanding Series A Preferred Stock were converted into 1,838,113 shares of the Company's Common Stock, including anti-dilutive adjustments.

(6)  WARRANTS

On June 27, 1996 a warrant was exercised for 9,454 shares of Common Stock providing proceeds to the Company of $45,000.

(7)  COMMON STOCK TRANSACTIONS

The following table summarizes common stock activity since March 31, 1996:

                                                                 Shares
                                                                 ------
        Balance at March 31, 1996                               2,133,103
          Sale of Common Stock                                  2,875,000
          Conversion of Long-term Debt                          1,202,965
          Conversion of Series A Preferred Stock                1,838,113
          Payment of interest                                       5,574
          Warrant exercise                                          9,454
                                                                ---------
        Balance at June 30, 1996                                8,064,209

(8)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest during the six month period ending June 30, 1996 was $33,665.

In February, 1996, the Company issued 124,488 shares of Common Stock in satisfaction of accrued liabilities in the amount of $592,500 for services rendered in 1995.

During the six months ended June 30, 1996, the Company retired aggregate long-term debt principal of $3,597,793 and satisfied accrued interest obligations on long-term debt of $364,210, in exchange for 1,331,451 shares of Common Stock, in aggregate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                  THE COMPANY

        Sabratek Corporation (the "Company" or "Sabratek") develops, produces and markets technologically-advanced, user-friendly and cost-effective multi-therapy infusion systems designed to meet the unique needs of the alternate-site health care market. The Company's integrated infusion products incorporate advanced communications technology which is designed to reduce provider operating costs while maintaining the integrity and quality of care. Sabratek's proprietary health care information system provides remote programming as well as real-time diagnostic and therapeutic data capture capabilities, allowing caregivers to monitor patient compliance more effectively and allowing providers to develop outcome analyses and optimal clinical protocols. The Company has designed its integrated hardware and software system to permit providers of infusion therapy to achieve cost-effective movement of patients along the continuum of alternate-site health care settings. The Company intends to expand its product line beyond infusion therapy to become a leading developer and marketer of a variety of interactive therapeutic and diagnostic medical systems for the delivery of high-quality, cost-effective health care at alternate sites. The Company's revenues are currently derived from the sale of its multi-therapy infusion pumps, related disposables and accessories.

        Sabratek's strategy focuses specifically on the alternate-site health care market, which it believes will continue to experience significant growth as managed care payors continue to move patients to the lowest-cost care setting. Such growth may be attributed to increasing cost-containment pressures, along with advances in medical technology, that have transitioned the delivery of health care away from the traditional acute-care setting to more cost-effective sites. The alternate-site market includes, among other things, the provision of infusion services rendered in various settings, including the patient's residence, sub-acute care facilities, nursing homes, outpatient clinics, dialysis centers and hospice facilities.

        The Company believes that for alternate-site health care providers, the management of costly resources such as nursing staff and infusion equipment inventories is critical to their operating viability. The Company's strategic response to the need to achieve cost-effective movement of patients along the continuum of alternate-site care has been to develop a SEAMLESS DELIVERY SYSTEM that integrates stationary and ambulatory multi-therapy infusion pumps, disposable supplies, a proprietary interactive software system and a proprietary diagnostic testing device. Sabratek's SEAMLESS DELIVERY SYSTEM maximizes the similarities in operating features and range of therapeutic applications of the Company's stationary and ambulatory infusion devices, thereby reducing the costly time requirements of training and infusion administration as well as minimizing equipment inventories. The Company's interactive software system is designed to augment the utilization of Sabratek's infusion pumps and allow providers to program therapies and monitor compliance on a real-time basis from a remote location. The Company's portable, automatic testing device will enable providers to perform on-site diagnostic tests on Sabratek's infusion pumps and thereby reduce costs by eliminating the traditional reliance on third-party testing services and in-house biomedical engineering capabilities.

        In 1992, the Company commercially launched its multi-therapy stationary infusion device (the "3030 Stationary Pump"), and in 1995 introduced its multi-therapy ambulatory infusion device (the

"6060 Ambulatory Pump"). In addition, the Company markets a comprehensive line of related disposable tubing sets. Both the 3030 Stationary Pump and the 6060 Ambulatory Pump have received 510(k) clearance from the Food and Drug Administration (the "FDA"). The Company is preparing to launch its proprietary medical software system ("MediVIEW") and its proprietary diagnostic testing device (the "PumpMaster"). The Company currently markets its products domestically to national, regional and local alternate-site health care providers through a direct sales force and a network of specialized alternate-site medical products distributors. The Company also markets its products internationally through distributors in Europe, Asia, South America and the Middle East.

        The following narrative discusses the results of operations, liquidity and capital resources for Sabratek Corporation.

                            RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 VS. THREE MONTHS ENDED JUNE 30, 1995 AND SIX MONTHS ENDED JUNE 30, 1996 VS. SIX MONTHS ENDED JUNE 30, 1995

        Net Sales. Net sales increased $2.7 million to $3.8 million for the three month period ended June 30, 1996 as compared to $1.1 million for the three month period ended June 30, 1995, an increase of 245%. Net sales for the six month period ended June 30, 1996 were $6.7 million as compared to $2.0 million for the six month period ended June 30, 1995. Approximately $1.1 million of the increase during the three month period ended June 30, 1996 is attributable to incremental sales volume of the 3030 Stationary Pump and related disposables to national accounts in the alternate-site health care market. The balance of the increase for the three month period ended June 30, 1996 resulted from the addition of the 6060 Ambulatory Pump, disposables and related products that were first introduced in the fourth quarter of 1995.

        Cost of Sales. Cost of sales increased $1.2 million to $1.9 million for the three months ended June 30, 1996 as compared to $739,000 for the three months ended June 30, 1995, an increase of 162%. Approximately $1.1 million of the increase was the result of incremental sales volume and the balance of the increase is attributable to the investment in fixed manufacturing costs necessary to increase production capacity. Cost of sales for the six month period ended June 30, 1996 was $3.3 million as compared to $1.5 million for the six months ended June 30, 1995, an increase of $1.8 million, or 120%. Incremental sales volume contributed primarily to the increase.

        Cost of sales as a percent of sales was 50% for the three months ended June 30, 1996 as compared to 70% for the three months ended June 30, 1995. For the six month periods ended June 30, 1996 ad 1995, cost of sales as a percent of sales was 50% and 73%, respectively. The decrease is primarily due to the distribution of fixed manufacturing costs over a greater unit volume than the prior comparative period. Higher average unit pricing and reductions in direct production costs also contributed to the decreased percentage.

        Gross Margin. Gross margin for the three month period ended June 30, 1996 was $1.9 million as compared to $324,000 for the three month period ended June 30, 1995, an increase of $1.6 million. For the six month period ended June 30, 1996 and 1995, gross margins were $3.4 million and $536,000, respectively. Gross margin as a percent of sales was 50% for the three months ended

June 30, 1996 as compared to 30% for the three months ended June 30, 1995. For the six months ended June 30, 1996 and 1995, gross margins as a percent of sales were 50% and 27%, respectively. The increase in gross margin, both absolute and as a percent of sales, was due primarily to increased sales volume and the variable contribution margin thereon and, secondarily, to higher average pricing levels, as discussed above, for the 3030 Stationary Pump and the higher initial margins inherent to the 6060 Ambulatory Pump.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $100,000 to $1.8 million for the three months ended June 30, 1996 as compared to $1.7 million for the three months ended June 30, 1995, an increase of 6%. A non-recurring charge of approximately $46,000 was recorded in the three month period ended June 30, 1996 for debt conversion premiums relating to certain debt instruments converted to common stock upon the Company's initial public offering. Selling, general and administrative expenses for the six month period ended June 30, 1996 were $3.3 million as compared to $3.4 million for the six month period ended June 30, 1995. As a percent of sales for the three month periods ended June 30, 1996 and 1995, selling, general and administrative expenses were 47% and 160%, respectively. The Company has expanded its sales and clinical support staff by approximately 14 employees at June 30, 1996 as compared to June 30, 1995; however, the incremental expenses of approximately $650,000, for the six month period ended June 30, 1996, associated with the expansion were virtually offset by the absence of financing, marketing, and development consulting fees incurred during the comparative period of 1995.

        Operating Income (Loss). The Company reported operating income of $105,000 for the three months ended June 30, 1996 as compared to an operating loss of $1.4 million for the three month ended June 30, 1995. For the six month period ended June 30, 1996 the Company reported operating income of $117,000 versus an operating loss of $2.9 million for the six month period ended June 30, 1995. The primary factors in achieving operating profitability, as discussed above, are the addition of the 6060 Ambulatory Pump product line in the fourth quarter of 1995 and increased volume of existing products in the comparative periods.

        Interest Expense. Interest expense increased $111,000 to $133,000 for the three months ended June 30, 1996 as compared to $22,000 for the three months ended June 30, 1995. For the six month periods ended June 30, 1996 and 1995, interest expense was $237,000 and $33,000, respectively. The increase is attributable to the incremental amount of debt issued by the Company and outstanding during the comparative periods. Approximately $2.5 million in long-term debt was issued subsequent to June 30, 1995 and was retired at the end of June, 1996.

        Income Tax Provision. Due to pre-tax losses for the three months and six months ended June 30, 1996, the Company did not incur any federal or state income tax liability for such periods.

        Net Loss. Net loss for the three months ended June 30, 1996 was $14,000 as compared to $1.4 million for the three months ended June 30, 1995. The net loss for the six months ended June 30, 1996 was $1.7 million versus a net loss of $3.0 million for the six month period ended June 30, 1995. The net loss was reduced for both comparative periods primarily as a result of increased sales volume of new and existing products and the corresponding contribution margin thereon. The six month period ended June 30, 1996 includes a non-recurring charge for stock appreciation rights of $1.6 million.

                        LIQUIDITY AND CAPITAL RESOURCES

        In June, 1996, the Company completed an initial public offering with proceeds of $26,737,500 after underwriters' discounts and commissions. As of June 30, 1996, unused proceeds were invested in a money market account pursuant to the Company's trust agreement.

        As of June 30, 1996, the Company had approximately $25,548,000 in cash and cash equivalents and net working capital of approximately $26,691,000.
The Company maintains a credit facility which it may use to supplement working capital and is based upon qualifying trade accounts receivable. As of June 30, 1996, the outstanding balance of the credit facility was approximately $130,000; however, the total credit available under the facility was not fully utilized as of that date. Sufficient direct collections have been received by the lender, subsequent to June 30, 1996, to fully eliminate the remaining balance on the credit facility.

        The Company used cash in its operations of approximately $3.2 million for the six month period ended June 30, 1996. Cash used in operations for the period exceeds the Company's operating results for the same period due, primarily, to the growth in trade accounts receivable and inventories. Subsequent to June 30, 1996, the Company disbursed funds to satisfy all stock appreciation rights obligations in the aggregate amount of approximately $1.6 million. These obligations are classified as "Stock appreciation rights payable" on the Company's Balance Sheet as of June 30, 1996.

     The Company believes that the net proceeds received from the initial public offering, together with interest thereon, will be sufficient to fund its operations for the foreseeable future. Future liquidity, capital resources and results of operations could be adversely influenced by certain factors unique to the Company and the industry in which the Company competes. Such factors include; dependence on a relatively new customer base, regulatory or legislative changes pertaining to health care, product liability exposure regarding the delivery of medication, dependence on future product development, protection of intellectual property rights and inventory obsolescence resulting from evolving market conditions. There can be no assurance that the Company will not require additional financing and may, in the future, seek additional funds through bank facilities, debt or equity offerings. To the extent such additional financing is not available, the Company would suffer material adverse effects to its financial condition and the results of its operations.

                                    PART II
                               OTHER INFORMATION

        All of the information which would be required in response to Items 1, 2, 4 and 5 is incorporated by reference to the Company's Registration
Statement on Form S-1, declared effective by the United Securities and Exchange Commission on June 21, 1996 (File No. 333-3869).

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits


Exhibit                                                               Page Number               Incorporation
Number           Description of Documents                              (if applicable)            by Reference
- -------          -----------------------                              --------------             (if applicable)
                                                                                                 --------------
  3(i)           Articles of Incorporation                                                              +
  3(ii)          ByLaws                                                                                 +
   10            Material contracts                                                                     +
   11.1          Statement re: computation of per share earnings            14
   27            Financial Data Schedule                                    15


+ Incorporated by reference to the Company's Registration Statement on Form S-1, declared effective by the Commission on June 21, 1996 (File No. 333-3866).

(b) Sabratek Corporation has not filed any reports on Form 8-K during the quarterly period ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SABRATEK CORPORATION



Date: August 16, 1996               By: /s/ K. Shan Padda
      ---------------                   ---------------------------
                                          K. Shan Padda
                                          Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.




Date: August 16, 1996               By: /s/ Scott Skooglund
      ---------------                  ----------------------------
                                         Scott Skooglund
                                         Principal Financial Officer and
                                         Chief Accounting Officer