Form 10-Q
period 1996-09-30
SABRATEK CORP
filed 1996-11-13
CIK 1012480

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 1996


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

                                       Yes      X           No


As of November 1, 1996, 8,089,924 shares of Sabratek Corporation's Common Stock were outstanding.

                              SABRATEK CORPORATION

                                    FORM 10-Q
                For the Quarterly Period Ended September 30, 1996

                                TABLE OF CONTENTS


PART I            FINANCIAL INFORMATION
                                                                           Page
Item 1.           Financial Statements

                  Balance Sheet
                  September 30, 1996 (Unaudited) and December 31, 1995....   3

                  Statements of Operations
                  Three and Nine Months Ended September 30, 1996 and
                  September 30, 1995 (Unaudited)..........................   4

                  Statements of Cash Flows
                  Nine Months Ended September 30, 1996 and
                  September 30, 1995 (Unaudited)..........................   5

                  Notes to Financial Statements (Unaudited)...............   6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................   9


PART II           OTHER INFORMATION.......................................  13

                              SABRATEK CORPORATION
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                                            September 30,
                                                                                 1996                December 31,
                                                                              (Unaudited)                1995
                                                                              -----------                ----

                  ASSETS
Cash and cash equivalents                                                            $ 9,504                        $8
Short-term investment in marketable securities                                         6,981                         -
Receivables:
   Trade, net of allowance for doubtful accounts of
   $110,412 and $187,969 at September 30, 1996 and
   December 31, 1995, respectively                                                     4,911                       766
   Due from related party                                                                865                       576
   Other                                                                                 121                         -
                                                                                    --------                  --------
Total receivables                                                                      5,897                     1,342
                                                                                     -------                    ------
Inventories                                                                            3,991                     1,825
Other current assets                                                                     483                        51
                                                                                    --------                   -------
Total current assets                                                                  26,856                     3,226
                                                                                     -------                    ------
Property, plant and equipment, net                                                       821                       902
Long-term investment in marketable securities                                          3,006                         -
Other                                                                                     96                        51
                                                                                   ---------                   -------
Total assets                                                                         $30,779                    $4,179
                                                                                     =======                    ======

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Short term debt                                                                     $    168                      $621
Current portion of capital lease obligation                                              151                       151
Current portion of long-term debt                                                          2                         3
Accounts payable                                                                       1,500                     2,377
Accrued expenses:
    Payroll & commissions                                                                700                       191
    Warranty                                                                             206                       229
    Other                                                                                 64                       287
Deferred rent                                                                             32                        32
Deferred revenue                                                                          81                       125
Due to affiliated company                                                                229                       312
                                                                                   ---------                   -------
Total current liabilities                                                              3,133                     4,328
                                                                                    --------                    ------
Long-term capital lease obligation                                                        11                       149
Long-term debt                                                                             3                     2,362
Accrued interest                                                                           -                       161
                                                                                   ---------                   -------
Total liabilities                                                                      3,147                     7,000
                                                                                     -------                    ------
Stockholders' equity (deficit)
   Convertible preferred stock, issued and outstanding;
    1,768,129 at December 31, 1995                                                         -                        18
   Common stock, issued and outstanding; 8,064,209 at
    September 30, 1996, 1,718,458 at December 31, 1995                                    81                        17
   Deferred compensation grant options                                                     -                         -
   Additional paid-in capital                                                         42,357                    10,709
   Note receivable from stockholder                                                        -                     (113)
   Deferred compensation                                                                (18)                         -
   Accumulated deficit                                                              (14,788)                  (13,452)
                                                                                   ---------                  --------
   Total stockholders' equity (deficit)                                               27,632                   (2,821)
                                                                                    --------                 ---------

                                                                                     $30,779                    $4,179
                                                                                     =======                   =======

                       See accompanying notes to financial statements.

                              SABRATEK CORPORATION
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (UNAUDITED)

                                                  Three Months Ended                           Nine Months Ended
                                                    September 30,                                September 30,
                                    -------------------------------------------------------------------------------------------
                                              1996                  1995                  1996                   1995
                                    -------------------------------------------------------------------------------------------
Net sales                                        $4,874                $  640                $11,589               $ 2,633

Cost of sales                                     2,487                   552                  5,832                 2,008
                                    -------------------------------------------------------------------------------------------
Gross margin                                      2,387                    88                  5,757                   625

Selling, general and
administrative expenses                           2,275                 1,497                  5,528                 4,924
                                    -------------------------------------------------------------------------------------------
Operating income (loss)                             112               (1,409)                    229               (4,299)
                                    -------------------------------------------------------------------------------------------
Other income (expense):
 Interest income                                    330                    4                    345                    10
 Interest expense                                  (48)                  (60)                  (285)                  (93)
 Stock appreciation rights                            -                    -                 (1,628)                    -
 Other                                                -                  (21)                     3                   (64)
                                    -------------------------------------------------------------------------------------------
Net income (loss)                                $  394              $(1,486)               $(1,336)              $(4,446)
                                    ===========================================================================================

Weighted average shares
outstanding                                       9,072                 4,130                  7,163                 3,993
                                    ===========================================================================================

Net income (loss) per share                      $ 0.04               $ (0.36)               $ (0.19)              $ (1.11)
                                    ===========================================================================================


                       See accompanying notes to financial statements.

                              SABRATEK CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)

                                                                                    Nine Months Ended
                                                                 --------------------------------------------------------
                                                                        September 30,               September 30,
                                                                             1996                       1995
                                                                 --------------------------------------------------------
Cash flows from operating activities
      Net loss                                                                   $(1,336)                     ($4,446)
      Adjustments to reconcile net loss to net cash used
      in operating activities:
           Depreciation and amortization                                             231                          127
           Deferred compensation                                                       2                            -
           Stock appreciation rights expense                                       1,628                            -
           Provision for bad debts                                                    46                          114
           Changes in assets and liabilities
                Receivables                                                       (4,477)                        (134)
                Deferred revenue                                                     (75)                         125
                Inventories                                                       (2,166)                        (684)
                Advances to stockholders                                               -                          125
                Accounts payable                                                    (877)                         814
                Accrued expenses                                                      263                         158
                Due to affiliated company                                            (83)                         (92)
                Other                                                               (431)                          30
                                                                 --------------------------------------------------------
Net cash used in operating activities                                             (7,275)                      (3,863)
                                                                 --------------------------------------------------------
Cash flows from investing activities:
      Purchases of property, plant and equipment                                    (196)                        (505)
      Purchase of marketable securities                                           (9,987)                           -
                                                                 --------------------------------------------------------
Net cash used in investing activities                                            (10,183)                        (505)
                                                                 --------------------------------------------------------
Cash flows from financing activities:
      Proceeds from issuance of short-term debt                                      168                          218
      Repayment of short-term debt                                                  (621)                           -
      Repayment of long-term debt                                                   (351)                          (2)
      Proceeds from issuance of long-term debt                                     1,570                        1,775
      Payment of stock appreciation rights                                        (1,628)                           -
      Payments of capital lease obligations, net                                    (138)                        (107)
      Proceeds of capital lease, net                                                    -                         185
      Proceeds from issuance of stock, net                                         27,954                       1,999
                                                                 --------------------------------------------------------
Net cash provided by financing activities                                          26,954                       4,068
                                                                 --------------------------------------------------------
Increase (decrease) in cash                                                         9,496                       (300)
Cash and cash equivalents at beginning of year                                          8                         765
                                                                 --------------------------------------------------------
Cash and cash equivalents at end of year                                           $9,504                       $ 465
                                                                 ========================================================

                       See accompanying notes to financial statements.

                              SABRATEK CORPORATION


                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1996
                                   (UNAUDITED)

(1)      Financial Statements

The financial statements included herein have been prepared by the Company, without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for fair presentation of the results of operations for the three month and nine month periods ended September 30, 1996 and 1995 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's Form S-1 Registration Statement (No. 333-3866) filed by the Company with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

(2)      Initial Public Offering

In June, 1996, the Company completed an initial public offering of 2,875,000 shares of Common Stock, par value $0.01, at a price of $10.00, with proceeds to the Company of $26,737,500 after underwriters' discounts and commissions. The Company's shares are traded on the Nasdaq National Market under the symbol "SBTK."

(3)      Cash and Cash Equivalents

Cash and cash equivalents represent funds in demand deposits, money market accounts and short-term bond mutual funds. Also included are U.S. Treasury Bills and U.S. Treasury Notes to the extent they mature within ninety days.

(4)      Short-term and Long-term Investment in Marketable Securities

The  following  table  summarizes   short-term  and  long-term   investments  in
marketable securities as of September 30, 1996:

                                  Less than         1-2
         (in thousands)            1 Year          Years           Total
                                  ---------        -----           -----

         U.S. Treasury Bills      $4,981          $  -             $4,981

         U.S. Treasury Notes       2,000           3,006            5,006
                                  ---------------------------------------

                                  $6,981          $3,006           $9,987
                                  =======================================



The above securities are classified as available-for-sale and are reported at fair value. As of the balance sheet date, fair value approximated cost, whereby no unrealized gain or loss has been recorded.

(5)      Long-term Debt

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

(6)      Series A Preferred Stock

Upon the closing of the initial public offering, all 1,768,129 shares of outstanding Series A Preferred Stock were converted into 1,838,113 shares of the Company's Common Stock, including anti-dilutive adjustments.

(7)      Warrants

On June 27, 1996 a warrant was exercised for 9,454 shares of Common Stock providing proceeds to the Company of $45,000.

(8)      Supplemental Disclosures of Cash Flow Information

Cash paid for interest during the nine month period ended September 30, 1996 was $81,704.

In February, 1996, the Company issued 124,488 shares of Common Stock in satisfaction of accrued liabilities in the amount of $592,500 for services rendered in 1995.

During the nine months ended September 30, 1996, the Company retired aggregate long-term debt principal of $3,597,793 and satisfied accrued interest obligations on long-term debt of $364,210, in exchange for 1,331,451 shares of Common Stock, in aggregate.

(9)      Stock Options

During the three month period ended September 30, 1996, stock options were granted for 55,000 shares of Common Stock under the Sabratek Corporation Amended and Restated 1993 Stock Option Plan, at an exercise price equal to the fair market value on the date of grant. The stock options vest over a multi-year period.

(10)     Weighted Average Shares

Weighted average shares outstanding for the three month period ended September 30, 1996 are calculated on a fully diluted basis applying the treasury-stock method for options and warrants outstanding.

Weighted average shares outstanding for the nine month period ended September 30, 1996 are calculated pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83 for stock options and warrants outstanding and pro-rated based on the date of the initial public offering. Other Common Stock equivalent shares from stock options and warrants are excluded from the computation because their effect is anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   The Company

         Sabratek Corporation (the "Company" or "Sabratek") develops, produces and markets technologically advanced, user friendly, interactive therapeutic and diagnostic medical systems designed specifically to meet the needs of the alternate-site health care market. The Company's multitherapy infusion and other systems reduce operating costs while improving the delivery and quality of care, allowing high-acuity patients to be treated in alternate-site settings. Sabratek's proprietary MediVIEW (TM) health care information system provides remote programming as well as real-time diagnostic and therapeutic data capture capabilities, allowing caregivers to monitor patient compliance more effectively and allowing providers to develop outcome analyses and optimal clinical protocols. The Company has designed its integrated hardware and software system to permit providers to achieve cost-effective movement of patients along the continuum of alternate-site health care settings.

         Sabratek's revenues are currently derived from sales of its multi-therapy infusion pumps, related disposables and accessories, Pumpmaster IV pump diagnostic device and MediVIEW software and peripherals, all of which make up the Sabratek Seamless Delivery System. The Company is in the process of expanding the products that are offered under the MediVIEW software platform with the strategy of creating a "virtual" hospital room, where high-acuity patients can receive high-quality, cost effective care outside of the traditional hospital setting.

         Sabratek's strategy focuses specifically on the alternate-site health care market, which it believes will continue to experience significant growth as managed care payors continue to move patients to the lowest-cost care setting. Such growth may be attributed to increasing cost-containment pressures, along with advances in medical technology, that have transitioned the delivery of health care away from the traditional acute-care setting to more cost-effective sites. The alternate-site market includes, among other things, the provision of services rendered in various settings, including the patient's residence, sub-acute care facilities, nursing homes, outpatient clinics, dialysis centers and hospice facilities. The Company currently markets its products domestically to national, regional and local alternate-site health care providers through a direct sales force and a network of specialized alternate-site medical products distributors. The Company also markets its products internationally through distributors in Europe, Asia, South America and the Middle East.

         The following narrative discusses the results of operations, liquidity and capital resources for Sabratek Corporation.


                              Results of Operations

Three Months Ended September 30, 1996 vs. Three Months Ended September 30,1995 and Nine Months Ended September 30,1996 vs. Nine Months Ended September 30,1995
-------------------------------------------------------------------------------

         Net Sales. Net sales increased to $4.9 million for the three month period ended September 30, 1996 as compared to $640,000 for the three month period ended September 30, 1995, an increase of 661%. Net sales for the nine month period ended September 30, 1996 were $11.6 million as compared to $2.6 million for the nine month period ended September 30, 1995, an increase of $9.0 million, or 346%. Approximately $5.7 million of the increase during the nine month period ended September 30, 1996 is attributable to incremental sales volume of the 3030 Stationary Pump and related disposables to regional and national accounts in the alternate-site health care market. The balance of the increase for the nine month period ended September 30, 1996 resulted from the addition of the 6060 Ambulatory Pump, disposables and related products first introduced in the fourth quarter of 1995.

         Cost of Sales. Cost of sales increased $1.9 million to $2.5 million for the three months ended September 30, 1996 as compared to $552,000 for the three months ended September 30, 1995, an increase of 350%. Cost of sales for the nine month period ended September 30, 1996 was $5.8 million as compared to $2.0 million for the nine months ended September 30, 1995, an increase of $3.8 million, or 190%. The increase for both comparative periods was primarily attributable to incremental sales volume.

         Gross Margin. Gross margin for the three month period ended September 30, 1996 was $2.4 million as compared to $88,000 for the three month period ended September 30, 1995, an increase of $2.3 million. For the nine month periods ended September 30, 1996 and 1995, gross margins were $5.8 million and $625,000, respectively. Gross margin as a percent of sales was 49% for the three months ended September 30, 1996 as compared to 14% for the three months ended September 30, 1995. For the nine months ended September 30, 1996 and 1995, gross margins as a percent of sales were 50% and 24%, respectively. The increase in gross margin, both absolute and as a percent of sales, was due primarily to increased sales volume and the variable contribution margin thereon and, secondarily, to higher average pricing levels.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $778,000 to $2.3 million for the three months ended September 30, 1996 as compared to $1.5 million for the three months ended September 30, 1995, an increase of 52%. Selling, general and administrative expenses for the nine month period ended September 30, 1996 were $5.5 million as compared to $4.9 million for the nine month period ended September 30, 1995. As a percent of sales for the three month periods ended September 30, 1996 and 1995, selling, general and administrative expenses were 47% and 234%, respectively. Expansion of the Company's sales and clinical support staff represented incremental expenses of approximately $1.1 million during the nine month period ended September 30, 1996 as compared to the nine month period ended September 30, 1995, which was partly offset by the absence of financing, marketing, and development consulting fees incurred during the comparative period of 1995.

         Operating Income (Loss). The Company reported operating income of $112,000 for the three months ended September 30, 1996 as compared to an operating loss of $1.4 million for the three months ended September 30, 1995. For the nine month period ended September 30, 1996, the Company reported operating income of $229,000 versus an operating loss of $4.3 million for the nine month period ended September 30, 1995. The primary factors in achieving operating profitability, as discussed above, are the addition of the 6060 Ambulatory Pump product line in the fourth quarter of 1995 and increased volume of existing products in the comparative periods.

         Interest Income. Interest income increased to $330,000 for the three month period ended September 30, 1996 from $4,000 for the three month period ended September 30, 1995. For the nine month period ended September 30, 1996, interest income increased to $345,000 from $10,000 for the nine month period ended September 30, 1995. The substantial increase for both comparative periods is due to the investment interest on unused proceeds from the Company's initial public offering in June, 1996.

         Interest Expense. Interest expense decreased $12,000 to $48,000 for the three months ended September 30, 1996 as compared to $60,000 for the three months ended September 30, 1995. For the nine month periods ended September 30, 1996 and 1995, interest expense was $285,000 and $93,000, respectively. The decrease during the three month period ended September 30, 1996 is attributable to the repayment and conversion of substantially all long-term debt of the Company subsequent to the Company's initial public offering in June, 1996.

         Income Tax Provision. Due to net losses for the nine month periods ended September 30, 1996 and 1995, the Company did not incur any federal or state income tax liability for such periods. The Company currently has a net operating loss carryforward in excess of $13 million; however, utilization of such depends on future earnings and will be subject to annual limitations as a result of changes that have occurred in the Company's ownership.

         Net Income (Loss). Net income for the three months ended September 30, 1996 was $394,000 as compared to a net loss of $1.5 million for the three months ended September 30, 1995. Net income for the three months ended September 30, 1996 was achieved primarily as a result of increased unit sales volume of new and existing products and the corresponding contribution margin thereon. The net loss for the nine months ended September 30, 1996 was $1.3 million versus a net loss of $4.4 million for the nine month period ended September 30, 1995. The nine month period ended September 30, 1996 includes a non-recurring charge for stock appreciation rights of $1.6 million.

                         Liquidity and Capital Resources

         In June, 1996, the Company completed an initial public offering with proceeds of $26,737,500, after underwriters' discounts and commissions. As of September 30, 1996, unused proceeds were invested in U.S. Treasury Bills, U.S. Treasury Notes, a short-term bond mutual fund as well as a money market account.

         As of September 30, 1996, the Company had approximately $19,491,000 in cash, cash equivalents, short-term and long-term marketable securities and had net working capital of approximately $23,723,000. The Company terminated its credit facility with Sterling Business Credit during the three month period ended September 30, 1996. It is the Company's intention to secure a more favorable credit facility in the near future; however, due to the dynamic nature and inherent uncertainties of economic and credit markets, there can be no assurance that such intentions will be realized.

         The Company used cash in its operations of approximately $7.3 million for the nine month period ended September 30, 1996. Cash used in operations for the period exceeds the Company's operating results for the same period due, primarily, to the growth in trade accounts receivable and inventories as a result, respectively, of actual and anticipated growth in sales volume.

         The Company believes that its financial assets will be sufficient to fund its operations for the foreseeable future. Further liquidity and capital resources could be adversely influenced by certain factors including the
Company's dependence on a relatively new customer base, regulatory or legislative changes pertaining to health care, product liability exposure regarding the delivery of medication, dependence on future product development, and others. There can be no assurance that the Company will not require additional financing and may, in the future, seek additional funds through bank facilities, debt or equity offerings and to the extent such additional financing is not available, the Company could suffer material adverse effects to its financial condition and the results of its operations.

                                     PART II
                                OTHER INFORMATION

              All of the information which would be required in response to Items 1, 2, 4 and 5 is incorporated by reference to the Company's Registration Statement on Form S-1, declared effective by the United States Securities and Exchange Commission on June 21, 1996 (File No. 333-3866).

Item 6. Exhibits and Reports on Form 8-K

(a)           Exhibits

 Exhibit                                                       Page Number          Incorporation
 Number                     Description of Documents         (if applicable)         by Reference
                                                                                   (if applicable)
  3(i)    Articles of Incorporation                                                       +
  3(ii)   ByLaws                                                                          +
   10     Material contracts                                                              +
  11.1    Statement re: computation of per share earnings          15
   27     Financial Data Schedule                                  16


+ Incorporated by reference to the Company's Registration Statement on Form S-1, declared effective by the Commission on June 21, 1996 (File No. 333-3866).


(b) Sabratek Corporation has not filed any reports on Form 8-K during the quarterly period ended September 30, 1996.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SABRATEK CORPORATION



Date:  November 13, 1996             By:/s/ K. Shan Padda
                                         K. Shan Padda
                                         Chairman and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.



Date:  November 13, 1996             By:/s/ Stephen L. Holden
                                        Stephen L. Holden
                                        Principal Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the chief accounting officer of the registrant.



Date:  November 13, 1996             By:/s/ Scott Skooglund
                                        Scott Skooglund
                                        Chief Accounting Officer