Form 10-K
period 1996-12-31
SABRATEK CORP
filed 1997-03-31
CIK 1012480

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996       Commission File number 1-11831

                              SABRATEK CORPORATION
                              ---------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                                                            36-3700639
-------------------------------                                                        ------------------------
(State or other jurisdiction of                                                               (I.R.S. Employer
incorporation or organization)                                                             Identification No.)

5601 West Howard Street, Niles, Illinois                                                          60714
---------------------------------------------------------------------------------------------------------------
(address of principal executive offices)                                                        (Zip Code)

Registrant's telephone number, including area code: (847) 647-2760

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates based upon the reported last sale price of the Common Stock on February 28, 1997 was approximately $121,500,000.

         As of February 28, 1997, there were 8,374,229 shares of Common Stock, par value $.01 per share, outstanding.

         The Index to Exhibits appears on page 33.


         Documents Incorporated by Reference

         The registrant's definitive 1997 Proxy Statement which will be filed pursuant to Regulation 14A is incorporated by reference into Part III of this Annual Report on Form 10-K.

                              SABRATEK CORPORATION

                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.            Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1
Item 2.            Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11
Item 3.            Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11
Item 4.            Submission of Matters to a Vote of
                      Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11


                                                                     PART II

Item 5.            Market for the Registrant's Common Equity and
                      Related Stockholder Matters   . . . . . . . . . . . . . . . . . . . . . . . .        12
Item 6.            Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14
Item 7.            Management's Discussion and Analysis of Financial
                      Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . .        15
Item 8.            Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . .        18
Item 9.            Changes in and Disagreements With Accountants
                      on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . .        32


                                                                    PART III

Item 10.           Directors and Executive Officers of the
                      Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        32
Item 11.           Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        32
Item 12.           Security Ownership of Certain Beneficial
                      Owners and Management   . . . . . . . . . . . . . . . . . . . . . . . . . . .        32
Item 13.           Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . .        32


                                                                     PART IV

Item 14.           Exhibits, Financial Statement Schedules and
                      Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        33

                                                          -----------------------------

         The following trademarks and service marks appear in this Annual
Report: SABRATEK(R) and its logo, AutoRamp(R), HOMERUN(R), SEAMLESS DELIVERY SYSTEM(TM), PumpMaster(TM), MediVIEW(R) and TCS Total Compliance System(TM). The Company has also filed a foreign trademark application for the name SABRATEK(TM) and its logo in Japan.

                                     PART I


ITEM 1. BUSINESS

INTRODUCTION

         Sabratek develops, produces and markets technologically-advanced, user-friendly and cost-effective therapeutic and diagnostic medical systems designed specifically to meet the unique needs of the alternate-site health care market. The Company's multi-therapy infusion and other systems incorporate advanced communications technology which is designed to reduce provider operating costs while maintaining the integrity and quality of care. Sabratek's proprietary health care information system provides remote programming as well as real-time diagnostic and therapeutic data capture capabilities, allowing caregivers to monitor patient compliance more effectively and allowing providers to develop outcome analyses and optimal clinical protocols. The Company has designed its integrated hardware and software system to permit providers of infusion therapy to achieve cost-effective movement of patients along the continuum of alternate-site health care settings. Substantially all of the Company's revenues have historically been derived from the sale of its multi-therapy infusion pumps and related disposable supplies. Since August, 1996, the Company has commercially introduced several additional products which it believes will contribute to future revenues.

         On February 25, 1997, Sabratek acquired substantially all the assets of Rocap, Inc. ("Rocap") for $100,000 in cash, 131,593 shares of Sabratek Common Stock (valued at approximately $2.9 million), plus the assumption of net liabilities of approximately $661,000 and the forgiveness of a bridge loan. In connection with the acquisition, the former President of Rocap entered into a three-year employment agreement with Sabratek. Rocap produces and markets prepackaged injectable prescription pharmaceuticals (intravenous or "I.V." Admixture products) and pre-filled I.V. tubing flush syringes for the alternative-site and acute-care markets.

CHANGING HEALTH CARE ENVIRONMENT

         The alternate-site health care industry, which includes the delivery of skilled nursing services, intravenous infusion, respiratory therapy, physical therapy and pharmaceutical therapies in the home, long-term care facilities, physicians' offices and outpatient centers, has grown significantly during the past decade. The Company believes that the alternate-site health care industry will continue to benefit from cost-containment measures which governmental and private payors have employed to reduce hospital admissions and lengths of stays in hospitals. The Company believes that such measures will continue the increase in the use of alternate-site health care due to its significantly lower cost when compared to similar care provided in traditional health care settings. In addition to cost savings, the alternate-site health care industry should continue to benefit from advances in medical technology which have facilitated the provision of sophisticated care outside the hospital. Many disease states, including pulmonary diseases, neurological conditions, infectious diseases, digestive disorders, AIDS-related symptoms, various forms of cancer and related medical conditions such as pain and nausea, are now being treated in alternate-site settings, including the home.

         A significant component of alternate-site health care is infusion therapy, which involves the administration of fluid intravenously at a regulated rate and volume. Alternate-site infusion therapy has historically been the fastest-growing segment of the alternate-site health care market. Infusion therapy is used in a wide range of applications such as nutrition therapy, pain management, delivery of antibiotics, pregnancy and obstetrical therapies, chemotherapy, cardiovascular therapy and immunosuppressive therapy. These therapies generally require the use of specialized infusion pumps to deliver precise dosages of fluids such as nutrients, parenteral solutions, anti-infectives, chemotherapeutic agents, narcotic analgesics and a variety of other drugs.

         Due to the shift by managed care payors toward fixed fee or capitated payment arrangements, providers of infusion therapy are being forced to reduce costs without compromising the quality of care in order to maintain profitability. The costs associated with providing infusion therapy are composed of three general components: capital equipment, supplies and labor. Traditionally, providers of infusion therapy needed to purchase multiple types of infusion pumps and related back-up inventory because most pumps delivered only one type of therapy. This requirement to purchase several single therapy pumps also results in increased labor training costs because of the need to learn multiple programming protocols. The delivery of infusion therapy requires a substantial amount of non-clinical nursing time. The Company believes that reducing the labor costs of delivering infusion therapy is critical for alternate-site health care providers to achieve operating efficiencies. The Company believes that products and technology which reduce the cost of providing infusion therapy, especially the labor component, will be attractive to health care payors in general and providers of infusion therapy in particular.

PRODUCTS

         SABRATEK'S SEAMLESS DELIVERY SYSTEM. Sabratek's software-based infusion devices and related interactive information system and pump testing device are designed to provide both health care professionals and patients with ease of use and a smooth transition throughout the health care delivery spectrum. Sabratek's Seamless Delivery System product design is the Company's strategic response to the need to achieve cost-effective movement of patients from a hospital setting to an alternate-site setting, and among the various stages in alternate-site care, from sub-acute to home care, with maximum ease of transition. The SEAMLESS DELIVERY SYSTEM maximizes the similarities between Sabratek's stationary and ambulatory infusion devices and is intended to allow both patients and health care providers to use both types of infusion devices interchangeably, as the specific setting or therapy dictates, and with greater ease. This ability reduces the amount of time health care professionals must spend training on multiple operating systems as well as administering and monitoring therapies. In addition, Sabratek's infusion devices have the flexibility to provide multiple therapies which allows providers to minimize their equipment inventories. Sabratek's infusion devices intravenously deliver therapeutic agents to address treatments for a wide variety of conditions, including, among others, antibiotic therapy for viral or bacterial infections, chemotherapy for cancer, pain management for chronic pain, clotting agents for hemophilia and various therapies for pregnancy and obstetrics.





                 THE REMAINDER OF PAGE LEFT INTENTIONALLY BLANK

         The following table summarizes certain information with respect to the Company's products:


                 PRODUCT                       DESCRIPTION                            STATUS
---------------------------------------      ----------------                     ---------------
INFUSION PUMPS
  3030 Stationary Pump  . . . . . . . .      Stationary, multi-therapy       Commercially available since
                                             infusion device                 1992(1)(2)(3)

  6060 Ambulatory Pump  . . . . . . . .      Ambulatory, multi-therapy       Commercially available since
                                             infusion device                 1995(2)(4)
INFUSION SUPPLIES
  3030 Infusion Sets  . . . . . . . . .      Non-proprietary, disposable     Commercially available since
                                             tubing sets for use with        1992
                                             3030 Stationary Pump

  6060 Infusion Sets  . . . . . . . . .      Proprietary, disposable         Commercially available since
                                             tubing sets for use with        1995(1)(2)(3)
                                             6060 Ambulatory Pump
  I.V. Admixture Products . . . . . . .      Prepackaged, injectable,        Commercially available since
                                             prescription pharmaceuticals    1995

  Pre-filled Syringe Products . . . . .      Pre-filled I.V. tubing flush    Commercially available since
                                             syringes                        1996(2)

INTERACTIVE PROGRAMMING AND MONITORING SOFTWARE
  MediVIEW  . . . . . . . . . . . . . .      Proprietary, PC-based           Commercially available since
                                             software that allows remote     1996(2)
                                             and real-time programming,
                                             monitoring and data capture

AUTOMATIC DIAGNOSTIC TESTING DEVICE
  PumpMaster  . . . . . . . . . . . . .      Proprietary, portable,          Commercially available since
                                             automatic diagnostic device     1996(2)
                                             for the testing of Sabratek
                                             infusion pumps
----------

(1)      Patent(s) issued in the United States.
(2)      United States and/or foreign patents pending.
(3)      Foreign patent issued.
(4)      U.S. patents allowed.


         SABRATEK 3030 -- STATIONARY MULTI-THERAPY INFUSION PUMP. The Company's 3030 Stationary Pump is an electromechanical, volumetric infusion device that is able to deliver a wide variety of infusion therapies including, among others, chemotherapy, antibiotics, circadian rhythms and total parenteral nutrition under three standard and one customizable delivery modes. The 3030 Stationary Pump incorporates multiple language capabilities, remote communications and pre-programming capabilities, a state-of-the-art ergonomic design and a relatively easy-to- learn programming format. The 3030 Stationary Pump operates with leading brands of disposable tubing as well as Sabratek's own line of non- proprietary disposable tubing.

         SABRATEK 6060/HOMERUN -- AMBULATORY MULTI-THERAPY INFUSION PUMP. The Company's 6060 Ambulatory Pump weighs approximately 13 ounces and can be worn discreetly by a patient. The 6060 Ambulatory

Pump was designed as a complementary product to the 3030 Stationary Pump and, when combined with the use of the 3030 Stationary Pump, provides a seamless transition between the bed and an ambulatory state, or vice versa, with minimal additional training. The 6060 Ambulatory Pump has delivery capabilities and a programming format that are similar to the 3030 Stationary Pump, with the addition of a pre-programmed capability to deliver pain management infusion therapy. The 6060 Ambulatory Pump also has the ability to work in conjunction with the MediVIEW software and utilizes a proprietary disposable tubing set.

         DISPOSABLE INFUSION SUPPLIES. The Company sells non-proprietary disposable tubing sets for use with the 3030 Stationary Pump and proprietary disposable tubing sets for use exclusively with the 6060 Ambulatory Pump. The Company has begun offering I.V. Admixture and pre- filled syringe products as the result of a recent acquisition of Rocap.

         MEDIVIEW -- REMOTE PROGRAMMING, MONITORING AND DATA CAPTURE SOFTWARE SYSTEM. MediVIEW is a proprietary software system designed to allow providers to program and monitor Sabratek's infusion pumps and capture data for reporting and clinical purposes from remote locations over standard telephone lines. The Company has designed MediVIEW to enable alternate-site health care providers using the 3030 Stationary Pump and 6060 Ambulatory Pump combined with MediVIEW to: (i) remotely monitor and program the Company's pumps on a real-time basis,
(ii) receive instantaneous notification of alarm activation and immediately respond from the provider's physical location, (iii) automatically record and "package" data regarding the outcomes of actual therapy courses for specific case management and clinical as well as administrative/reimbursement purposes, and (iv) develop a proprietary clinical protocol and outcomes database useful to providers in managed care cases. In addition, patients who receive therapy on the Company's infusion products should derive greater comfort because their providers will be able to monitor their therapies on a real-time basis. The first release of MediVIEW became commercially available in the third quarter of 1996.

         PUMPMASTER -- PORTABLE, AUTOMATIC DIAGNOSTIC DEVICE FOR THE TESTING OF SABRATEK INFUSION PUMPS. The PumpMaster is a portable device designed to enable providers to perform on-site diagnostic tests on Sabratek's infusion devices. Pursuant to suggested standards adopted by the Joint Commission for the Accreditation of Healthcare Organizations ("JCAHO"), an industry group which promulgates standards relating to the provision of alternate-site health care, the performance of every infusion pump is required to be re-certified on the earlier of the date on which such pump is provided to a new patient for their use or the date which is 12 months from the date of the last certification. The Company believes that it is not cost-efficient for providers to maintain in-house bio-medical engineering resources on a branch level to perform pump re-certification. Instead, providers typically ship their pumps for remote-site testing and, as a result, are required to maintain costly back-up pump inventory. The PumpMaster is intended to obviate such incremental capital expenditure outlays as well as eliminate the cost of outside infusion pump testing. The PumpMaster is designed to conduct automatically, in approximately ten minutes, all tests typically performed as part of JCAHO re-certification. PumpMaster became commercially available in the fourth quarter of 1996.

SALES AND MARKETING

         The Company sells its products to a diverse group of customers in the alternate-site health care industry such as sub-acute skilled nursing care facilities, home health care providers, physicians' offices, clinics, surgery centers and long-term care facilities. This group of customers ranges in size from national and regional chains to local independent operators. The Company's products are also sold to hospitals. Key decision makers include nursing, pharmacy, purchasing and bio-medical departments, as well as physicians.

         As of December 31, 1996, the Company's domestic sales force consisted of 17 direct sales professionals, six clinical support staff and two full-time sales consultants as well as a network of domestic distributors each of whom covers an exclusive geographic territory. In certain limited geographic areas, the distributors are directly involved in sales and implementation; in others, the distributors act as support to the new client implementation process. The Company's distributors have been selected for their experience in and focus on the infusion therapy market, coverage of specific geographical areas, product sales support and regional dominance. The Company's sales management team trains the sales personnel of each of the distributors and provides them with all product information and other relevant field literature. In addition, Sabratek's direct sales representatives coordinate and manage national account activity. The Company's marketing and sales efforts are supported by advertising in trade journals, new product literature and attendance at trade shows. The Company believes that its existing sales force and distribution network provide the necessary infrastructure to market its current products and those under development.

         The Company has also entered into distribution agreements with distributors in South America, Europe, the Middle East, Asia and Africa. For the year ended December 31, 1996, international sales accounted for approximately 9% of the Company's total sales. The Company perceives the international marketplace as a potential area for future growth. The Company has distribution agreements in Japan and Germany, which it believes are among the largest international markets for infusion systems, and will commence marketing its products in these countries upon receipt of regulatory approval. Currently, all of the Company's international sales are invoiced and paid in U.S. dollars.

         The Company has enhanced its domestic sales effort through an affiliation with Americorp Financial, Inc. ("Americorp") to provide leasing services to the Company's domestic customers. Americorp has licensed the name "Sabratek Credit Corporation" from the Company and offers financing for the acquisition of Sabratek products under both capital and operating leases.

RESEARCH AND DEVELOPMENT

         The Company is committed to continued product innovation and has invested approximately $1.0 million, $2.2 million and $1.1 million in research and development for the years ended December 31, 1996, 1995 and 1994, respectively. The Company's research and development effort is supported by a staff of twelve electrical, mechanical and software engineers who have extensive experience in the design and development of electromechanical infusion therapy devices, other medical instrumentation and software. Sabratek's engineering team closely coordinates its design activities with the Company's sales and marketing team. This group solicits extensive pre-design focus group input from constituencies that use or are impacted by the use of Sabratek's products, but who may possess a host of different strategic, economic and other objectives.

         Sabratek's research and development program is focused on both new product development and enhancements of existing products. The Company's product development efforts include advancements in infusion therapy, interactive software systems, vital signs monitoring, blood gas monitoring and whole blood analysis. The Company's product development strategy is based on developing product platforms that have the flexibility to be configured to respond to a variety of customer requirements. The Company's product enhancement efforts are based on the input received from customers after the initial introduction of its products and focus on addressing customers' needs in a more cost-effective and comprehensive way.

ASSEMBLY AND MANUFACTURING

         Sabratek currently assembles all of its infusion devices at its facility in Niles, Illinois in an effort to ensure production quality and control its costs. The Company outsources the manufacture of certain sub-systems used in its infusion systems. In addition, disposable tubing sets sold by Sabratek are manufactured by contract manufacturers. Sabratek believes its use of in-house assembly and contract manufacturing is the most cost-effective means of producing its products. Additionally, Sabratek's Rocap division manufactures prepackaged injectable prescription pharmaceuticals and pre-filled I.V. flush syringes at its facility in Woburn, Massachusetts.

         The Company's production process for its infusion devices consists of assembling major sub-systems as well as the assembly of both standard and custom components. The standard components can be obtained from a number of sources. The custom components are produced by both Sabratek as well as by sub-contractors and, in all cases, competitive back-up supply sources exist. The Company believes that, due to volume discounts, the unit cost of both standard and custom components will decrease as production volumes increase.

         Disposable tubing sets are manufactured to Sabratek's specifications by third parties in a clean room environment under stringent quality control procedures covering assembly, storage and sterilization. Set production consists of the assembly of both standard and custom components. The plastic custom components are manufactured by a sub-contractor using molds supplied by the Company. The Company uses more than one manufacturer for the production of its disposable tubing sets.

QUALITY ASSURANCE

         The Company maintains a comprehensive quality assurance program. The quality assurance program begins with the components and other materials the Company purchases from vendors. Vendors are required to supply materials which meet stated specifications. The Company monitors vendors' compliance with the stated specifications through a program of on-site surveys, audits and product testing. The Company also employs quality assurance procedures during its on-site manufacturing and assembly process in an effort to ensure that finished products meet the standards set by the Company. All finished products are tested by the Company's separate quality assurance department to ensure that the Company avoids distributing sub-standard products. Finally, the Company maintains a post-sale performance monitoring program.

         Sabratek provides a one-year warranty on the 3030 Stationary Pump, the 6060 Ambulatory Pump and PumpMaster. This warranty is passed on to the end-users by the distributors. To provide further product support, the Company has established an in-house capability for repair, maintenance and upgrade of its products. The repair and maintenance function utilizes full-time technical personnel as well as on-going support from temporary and production personnel as required to service infusion devices. The Company believes the service and maintenance of its infusion devices require minimal manpower due to the modularity of such devices' sub-systems, sound quality control procedures and the service capabilities of distributors.

         As part of its quality program, Sabratek provides its customers with extensive in-service and training in the use of its products. This is provided by both Sabratek's sales force and its distributors.

INTELLECTUAL PROPERTY

         One United States patent and one Australian patent have been issued for the 3030 Stationary Pump. In addition, two foreign patents are pending for the 3030 Stationary Pump. For the 6060 Ambulatory Pump, four United States patents have been allowed (are awaiting the issuance of patent numbers by the Patent and Trademark Office) and four United States patents are pending. One United States and one German patent have been issued for the 6060 Infusion Set and United States and foreign patents are pending on this product. The Company also has United States and Foreign patents pending for certain aspects of MediVIEW and PumpMaster. There is one United States patent pending with respect to the pre- filled syringe products. The Company also requires each of its employees, consultants and advisors to agree in writing to keep its proprietary information confidential and to assign all inventions relating to the Company's business to the Company. There can be no assurance that any unprotected information will not also be developed by others.

         The Company has registered or applied to register the following trademarks: SABRATEK(R) and its logo, AutoRamp(R), HOMERUN(R), SEAMLESS DELIVERY SYSTEM(TM), PumpMaster(TM), MediVIEW(R) and TCS Total Compliance System(TM). The Company has also filed a foreign trademark application for the name SABRATEK(TM) and its logo in Japan.

COMPETITION

         The Company faces substantial competition. At the present time, the Company considers its primary competitors to be other marketers of infusion pumps. The Company believes there are several major competitors in the market for infusion pump devices, including, but not limited to: Abbott Laboratories; Advanced Medical, Inc.; Baxter International Inc.; I-Flow Corp.; McGaw, Inc., a subsidiary of IVAX Corporation, and SIMS Deltec.

         Despite the greater size and market share of its competitors, Sabratek believes that its products compete favorably against the products offered by its competitors. Sabratek has strategically designed its stationary and ambulatory pump products to offer cost efficient and convenient transferability of training/operational procedures and functions. Unlike manufacturers that offer only a stationary or an ambulatory pump, or offer both but whose products lack operational integration, Sabratek's SEAMLESS DELIVERY SYSTEM product design provides health care providers with product standardization which the Company believes to be critical in achieving operating efficiencies. Sabratek believes that its products also compete favorably with the products of larger, more established companies on the basis of other advanced product features.

REIMBURSEMENT

         The Company's current products are generally purchased by health care providers who are reimbursed by third-party payors, including indemnity insurance companies, managed care organizations and government agencies. Such health care providers recover the cost of purchasing the Company's products through reimbursement for services provided using the Company's products. A recent trend is for providers to contract for services on a capitated basis. Under those contracts, providers receive a fixed fee for providing service to patients. In those situations, the providers' profit or loss on the contract is dependent upon managing its costs.

         The Health Care Finance Administration of the U.S. Department of Health and Human Sevices ("HCFA")coordinates a system of reimbursement for outpatient hospital procedures, physician office procedures and devices used in conjunction therewith. Under this system, HCFA determines coverage eligibility, issues coverage instructions and assigns billing codes called the HCFA Common Procedures Coding System ("HCPCS") for such procedures and devices under Medicare and Medicaid. HCFA has established HCPCS billing codes for infusion devices. Moreover, the HCPCS system is referenced by most third-party payors, including Medicare and Medicaid, insurance companies and health maintenance organizations, thereby standardizing coverage identification and billing identification across a broad spectrum of payor plans. When the use of FDA-approved infusion devices is prescribed by a physician and determined to be reasonable and necessary in the treatment of illness, such use is generally reimbursable under Medicare and Medicaid. Reimbursement by other third-party payors is dependent upon the coverage provided under the applicable plan.

GOVERNMENT REGULATION

         The medical devices and supplies manufactured and marketed by the Company are subject to regulation by the FDA and, in some instances, by state and foreign authorities. Pursuant to the FFDCA and the regulations promulgated thereunder, the FDA regulates the clinical testing, development, manufacture, packaging, labeling, distribution and promotion of medical devices and supplies.

         Pursuant to the FFDCA, medical devices intended for human use are classified into three categories, Classes I, II and III, on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to good manufacturing practice ("GMP") requirements) and Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive premarket approval ("PMA") from the FDA to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices). Electronic infusion devices and disposable tubing sets are classified by the FDA as Class II medical devices.

         If a new Class II medical device is substantially equivalent in terms of safety and effectiveness to a medical device already legally marketed in the United States, the FDA requirements may be satisfied through a procedure known as a "510(k) Submission," in which the applicant provides product information supporting its claim of substantial equivalency. "Substantial equivalence" means that a device has the same intended use and the same technological characteristics as the legally marketed device, or the same intended use and different technological characteristics, provided that it can be demonstrated that the device is as safe and effective as the legally marketed device, and does not raise different questions regarding safety and effectiveness. A "legally marketed device" to which a new device may be compared for a determination regarding substantial equivalence is a device that was legally marketed prior to May 28, 1976, when the Medical Device Amendments were added to the FFDCA, or a device which has been reclassified from Class III to Class II or I, or a device which has been found to be substantially equivalent through the 510(k) premarket notification process.

         Commercial distribution of a device for which a 510(k) Submission is required can begin only after the FDA issues an order finding the device to be "substantially equivalent" to a legally marketed device. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. This may include a requirement for clinical testing of the device. It generally takes from four to twelve months from submission of a 510(k) to obtain a 510(k) clearance, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, in which case a PMA may be required, or that additional information is needed before a substantial equivalence determination can be made, in which case data from safety and effectiveness tests, including clinical tests, may be required. The process for preparing and obtaining FDA approval of a PMA is much more elaborate, time-consuming, and expensive than the process of preparing and obtaining FDA clearance of a 510(k) Submission and would require the Company, among other things, to conduct preclinical and clinical trials to demonstrate the safety and effectiveness of the proposed device. A "not substantially equivalent" determination or a request for additional information could significantly delay the market introduction of new products.

         The Company received 510(k) clearance to begin marketing the 3030 Stationary Pump in the United States in May, 1992. The Company received 510(k) clearance for the disposable tubing sets for use with the 3030 Stationary Pump in March, 1995. In July, 1994, the FDA cleared the 510(k) Submission for the 6060 Ambulatory Pump and disposable tubing sets for use with the 6060 Ambulatory Pump. In June 1996, the Company received 510(k) clearance for the MediVIEW software system for use with the 3030 Stationary Pump.

         The Company believes that its 510(k) clearance for the 6060 Ambulatory Pump adequately described the MediVIEW software system and, accordingly, that the original 510(k) clearance for the 6060 Ambulatory Pump permits the Company to market the MediVIEW software with the 6060 Ambulatory Pump in the United States. However, there can be no assurance that the FDA would agree with the Company's determination. If in the future the FDA concluded that the MediVIEW software system for use with the 6060 Ambulatory Pump required a new 510(k) Submission, the FDA could prohibit the Company from marketing the MediVIEW software system for this use until the Company files a new 510(k) Submission and obtains clearance from the FDA. The FDA could also take regulatory action against the Company for any prior distribution of the MediVIEW software system with the 6060 Ambulatory Pump. Alternatively, the FDA could use its discretion not to take any regulatory steps with regard to this issue.

         The PumpMaster is a hardware and software system designed to perform diagnostic tests on the Company's infusion pumps. The Company has determined that the PumpMaster does not qualify as a medical device under the statutory definition and, therefore, did not file a 510(k) Submission with respect to such product. There can be no assurance that the FDA will agree with the Company's determination in this regard. If the FDA were to determine that the PumpMaster is a medical device, it could suspend its commercial distribution until such time as a 510(k) Submission covering such product has been filed and cleared. The FDA could also take regulatory action against the Company based on its prior distribution of the uncleared product. Alternatively, the FDA could use its discretion not to take any regulatory steps with respect to this issue.

         The FFDCA requires the filing of a new 510(k) Submission when, among other things, there is a major change or modification in the intended use of the device or a change or modification, including product enhancements, to a legally marketed device that could significantly affect its safety or effectiveness. A device manufacturer is responsible for making the initial determination as to whether a proposed change to a cleared device or to its intended use necessitates the filing of a new 510(k) Submission. The Company has made some enhancements to its currently marketed products without filing 510(k) Submissions. There can be no assurance that the FDA would agree with the Company's determinations that these enhancements do not require a 510(k) Submission. Likewise, if the Company determines that any modifications that it may make to its cleared devices in the future do not require a new 510(k) Submission, there can be no assurance that the FDA would agree with the Company's determinations and would not require a new 510(k) Submission for any modifications made to the devices. If the FDA requires the Company to file a new 510(k) Submission for any past or future modification to a cleared device, the Company may be prohibited from marketing the device as modified until it obtains clearance from the FDA. There can be no assurance that the Company will obtain 510(k) clearance on a timely basis, if at all, for any device modification for which it files a future 510(k) Submission. If 510(k) clearance is granted, there can be no assurance that it will not contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use.

         The Company intends to develop new products for the future, including new applications for the MediVIEW software system. The Company's new products, including new applications for existing products, may qualify as devices that require FDA clearance or approval prior to marketing . The FDA is currently in the process of revising the regulatory requirements and review criteria for software-related medical devices, which could adversely affect the Company's introduction of new software products, or devices that incorporate software, in the future. There can be no assurance that market clearance of future products or product applications will be forthcoming in a timely manner, if at all, or that FDA's clearance or approval of future products or product applications will not contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use.

         In October 1996, the Company learned of a defect in a software feature of certain units of the 6060 Ambulatory Pump. The Company initiated a recall of these units to correct the problem with an upgrade of the software. Pursuant to FDA regulations, the Company notified the FDA of the recall and has updated the FDA of the progress of the recall, which is now approximately 85% complete. The FDA classified the Company's recall as a Class II recall, which is defined as a situation in which the use of a violative product may cause temporary or medically reversible adverse health consequences or where the probability of serious adverse health consequences is remote. FDA reported this recall in the January 15, 1997 issue of the FDA Enforcement Report. There can be no assurance that FDA will not take further enforcement action against the Company with respect to this matter.

         Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA. Device manufacturers are required to register their establishments and list their devices with the FDA, and are subject to periodic inspections by the FDA and certain state agencies. The FFDCA requires devices to be manufactured in accordance with GMP requirements, which impose certain process, procedure and documentation requirements upon the Company with respect to product development, manufacturing and quality assurance activities. FDA recently revised its GMP requirements. The new GMP requirements, which are outlined under the FDA's Quality Systems regulations, are more extensive than previous requirements. There can be no assurance that the Company will be able to attain or maintain compliance with GMP requirements.

         In addition, the Medical Device Reporting ("MDR") regulation obligates the Company to inform the FDA whenever there is reasonable evidence to suggest that one of its devices may have caused or contributed to death or serious injury, or where one of its devices malfunctions and, if the malfunction were to recur, the device would be likely to cause or contribute to a death or serious injury. There can be no assurance that the FDA would agree with the Company's determinations as to whether particular incidents meet the threshold for MDR reporting.

         Labeling and promotion activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved or uncleared uses.

         If, as a result of FDA inspections, MDR reports or information derived from any other source, the FDA believes the Company is not in compliance with the law or regulations thereunder, the FDA can refuse to clear pending 510(k) Submissions; withdraw previously cleared 510(k) Submissions; require notification to users regarding newly found unreasonable risks; request repair, refund or replacement of faulty devices; request corrective advertisements, formal recalls or temporary marketing suspension; impose civil penalties; or institute legal proceedings to detain or seize products, enjoin future violations, or seek criminal penalties against the Company, its officers or employees. Civil penalties for FFDCA violations may be assessed by the FDA in lieu of or in addition to instituting legal action. Civil penalties may range up to $15,000 per violation for violations of the FFDCA, and a maximum of $1,000,000 per proceeding. Civil penalties may not be imposed for GMP violations, unless the violations involve a significant or knowing departure from the requirements of the FFDCA or a risk to public health. The FDA provides manufacturers with an opportunity to be heard prior to the assessment of civil penalties. If civil penalties are assessed, judicial review is available.

         The Company exports, or intends to export, its products to Europe, Japan and other foreign countries. Exports of products that have market clearance from the FDA in the United States do not require FDA authorization for export. However, foreign countries often require, among other things, an FDA Certificate to Foreign Government verifying that the product complies with FFDCA requirements. To obtain a Certificate to Foreign Government, the device manufacturer must certify to the FDA that the product has been granted clearance or approval in the United States and that the manufacturer and the exported products are in substantial compliance with the FFDCA and all applicable or pertinent regulations. The FDA may refuse to issue a Certificate to Foreign Government if significant outstanding GMP violations exist.

         International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging and labeling requirements, and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. The Company plans to use its distributors to assist in obtaining any necessary foreign governmental and regulatory approvals. The Company does not currently have its products registered or approved in any countries requiring an extensive registration or approval process and has, therefore, not sold any products in such countries.

         The Company has received Underwriters Laboratory, Inc. product recognition under UL 544, Standard for Medical and Dental Equipment as well as product recognition under Canadian National Standard C22.2 through cUL for both the 3030 Stationary Pump and the 6060 Ambulatory Pump. To maintain "UL" status, the Company is subject to quarterly inspections by Underwriters Laboratory, Inc.

         The Company and its products are also subject to a variety of state and local laws and regulations in those states or localities where its products are or will be marketed. Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations.

         The Company's Rocap division is currently registered with the FDA as a drug manufacturer and repackager. Rocap intends to develop new products and to make modifications to existing products. Such new or modified products may require obtaining 510(k) clearance, new drug application approval, or other FDA clearance. If it were determined that any such new or modified products required prior FDA approval, the Company would be prohibited from marketing such products until the necessary approvals were obtained. Such approvals could prove costly and time consuming to obtain. In addition there can be no assurance that the Company will obtain such clearances on a timely basis, if at all, for any new product and/or modification to an existing product. If any such clearance is granted, there can be no assurance that it will not contain significant limitations in the form of warnings, precautions, or contraindications with respect to conditions of the use.

EMPLOYEES

         As of December 31, 1996, the Company employed 100 persons full-time, including 48 in manufacturing and operations, 26 in sales and marketing, eight in research and development, twelve in administration, and six in regulatory affairs/quality assurance. The Company anticipates hiring additional personnel following the completion of the Offering, primarily in the areas of sales and marketing and operations. The Company's employees are not represented by a union, and the Company considers its relationship with its employees to be satisfactory.

         The Company has entered into employee non-disclosure and non-competition agreements with each of its full-time employees that (i) prohibit disclosure of confidential information to anyone outside of the Company both during and subsequent to employment, (ii) require disclosure to the Company of ideas, discoveries or inventions relating to or resulting from the employee's work for the Company and assignment to the Company of all proprietary rights to such ideas, discoveries or inventions, and (iii) limit competition with the Company's business by the employee for a maximum period of one year following termination of their employment.


ITEM 2.  PROPERTIES

         The Company occupies approximately 38,000 square feet of development, production, warehouse and administrative space in Niles, Illinois. The facility lease runs through October 31, 1999. The current annual lease rate for this space is approximately $217,000 and is subject to annual increases. Sabratek believes that the leased space is adequate for its anticipated needs into the foreseeable future.

         The Company's Rocap division occupies approximately 7,900 square feet of production, warehouse and administrative space at two facilities in Woburn, Massachusetts. The lease terms end July 31, 2000 and August 1, 2000. The current annual lease rate in aggregate is approximately $64,000. Sabratek intends to continue to operate the Rocap division's current business from its existing facilities but may need to lease additional space based upon the planned expansion of the Rocap division business.


ITEM 3.  LEGAL PROCEEDINGS

         On February 5, 1997, SIMS Deltec filed the Complaint in the United States District Court for the District of Minnesota alleging that Sabratek's manufacture, use and/or sale of the MediVIEW software in conjunction with its infusion pumps infringes on a patent entitled "Systems and Methods for Communicating with Ambulatory Medical Devices Such as Drug Delivery Devices" previously issued to SIMS Deltec. The Complaint seeks injunctive relief, unspecified monetary damages and costs. The Company has not yet formally responded to the Complaint but intends to vigorously defend against the allegations contained in the Complaint. Protracted litigation or an adverse outcome in this matter could have a material adverse impact on the Company's business, financial condition or results of operations.

         The Company is also a party to routine litigation in the ordinary course of business, none of which, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company completed its initial public offering in June, 1996 at a price per share of $10.00. Since June 21, 1996, the Company's Common Stock has traded on the Nasdaq National Market under the symbol "SBTK". The following table sets forth, for the periods indicated, the high and low reported sale prices of shares of the Common Stock as reported on the Nasdaq National Market.


                                                                        HIGH      LOW
                                                                                  ---
                     1996
                     Second  Quarter  (from  June  21, 1996) . .         $12       $10
                     Third Quarter . . . . . . . . . . . . . . .         $16 1/2   $7  3/4
                     Fourth Quarter  . . . . . . . . . . . . . .         $16 3/4   $13
                     1997
                     First Quarter  (through March 27, 1997) . .         $29 1/8   $15 1/4

         As of February 28, 1992 there were 214 holders of record of the Company's Common Stock.

         The Company has never paid a cash dividend and does not anticipate the payment of cash dividends in the foreseeable future as earnings are expected to be retained to finance the Company's growth. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors, which will review its dividend policy from time to time.

         During the period covered by this report, the Company issued the following Securities without registration under the Securities Act of 1933, as amended (the "Act").

         From June 27, 1996 through December 24, 1996, the Company issued 86,537 shares of Common Stock upon the exercise of warrants held by individuals and entities who had purchased shares of the Company's previously outstanding preferred stock. The Company received proceeds of approximately $395,500 upon the exercise of such warrants. All such issuances of Common Stock were exempt from registration pursuant to Section 4(2) of the Act.

         On September 6, 1996, the Company issued a warrant to purchase 50,000 shares of Common Stock at $13.00 per share to a customer. This warrant vested immediately and is exercisable for a period of 5 years and includes piggyback registration rights with a guarantee of one registration during the five year term. This sale was exempt from registration in reliance on Section 4(2) of the Act.

         On April 18, 1996, the Company issued 23,637 shares of Common Stock to Mirza Mehdi for aggregate consideration of $112,500 and 100,851 shares of Common Stock to Arie Kalo for aggregate consideration of $480,000 in exchange for consulting services performed by such individuals during 1995. The sales were exempted from registration in reliance on Section 4(2) of the Act.

         On March 14, 1996, the Company issued a Convertible Subordinated Debenture to Charles K. Stewart Investments, in the amount of $844,500 for a purchase price equal to the face amount thereof. The sale was exempt from registration under the Act pursuant to Regulation D of the Act. The Company also issued 167,245 shares of Common Stock for aggregate consideration of $1,639,761 under the Act pursuant to Regulation D of the Act.

         On February 13, 1996, the Company issued a Debenture to Hospital Credit Corp. in the amount of $200,000 for a purchase price equal to the face amount thereof. The sale was exempt from registration under the Act pursuant to Regulation D of the Act.

         On February 8, 1996, the Company issued a Debenture to ABDM Partners c/o Daniel E. Straus in the amount of $50,000 for a purchase price equal to the face amount thereof. The sale was exempt from registration under the Act pursuant to Regulation D of the Act.

         On February 6, 1996, the Company issued a Debenture to Stephen Raphael, IRA in the amount of $50,000 for a purchase price equal to the face amount thereof. The sale was exempt from registration under the Act pursuant to Regulation D of the Act.

         On January 23, 1996, the Company issued a Debenture to Marvin Samson in the amount of $100,000 for a purchase price equal to the face amount thereof. The sale was exempt from registration under the Act pursuant to the Regulation D of the Act.

         On January 16, 1996, the Company issued a Debenture to Valerie Spencer in the amount of $25,000 for a purchase price equal to the face amount thereof. The sale was exempt from registration under the Act pursuant to Regulation D of the Act.

         On January 15, 1996, the Company issued Convertible Subordinated Debentures to Mark Mitchell in the amount of $60,000 and The Hodes Family Foundation in the amount of $50,000. Each debenture was issued for a purchase price equal to the face amount thereof, and the sales were exempt from registration under the Act pursuant to Regulation D of the Act.

         On January 11, 1996, the Company issued a Debenture to IASD Health Services Corp. in the amount of $100,000 for a purchase price equal to the face amount thereof. The sale was exempt from registration under the Act pursuant to Regulation D of the Act.

         On January 8, 1996, the Company issued a Debenture to William Lautman, a managing director of EGS Securities Corp., in the amount of $110,000 for $50,000 in cash and $60,000 in payment for services rendered by Mr. Lautman to the Company. The sale was exempt from registration under the Act pursuant to Regulation D of the Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data with respect to the Company's statements of operations for each of the years in the five year period ended December 31, 1996 and the balance sheet data as of December 31, 1996, 1995, 1994, 1993 and 1992 are derived from the Company's audited financial statements. The financial data for the Company should be read in conjunction with the Company's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.

                                               Year Ended December 31,
                                 ------------------------------------------------
                                 1996        1995       1994       1993      1992
                                 ----        ----       ----      ----      ----
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales . . . . . . . . . . .  $17,696    $ 4,040     $ 3,315    $ 1,229    $ 842
Cost of sales . . . . . . . . .    8,748      2,902       2,481      1,634      870
                                 -------    -------     -------    -------    -----
Gross margin (loss) . . . . . .    8,948      1,138         834       (405)     (28)
Selling, general and
administrative
  expenses  . . . . . . . . . .    8,474      6,874       4,108      2,411      765
                                 -------    -------     -------    -------    -----
Operating income (loss) . . . .      474     (5,736)     (3,274)    (2,816)    (793)
Interest expense  . . . . . . .     (319)      (222)       (260)       (20)     (11)
Other income (expense),
  including interest income . .      615        (78)        (21)        15       13
Stock appreciation rights(1)      (1,628)        --          --         --      --
                                 -------    -------     -------    -------    -----
Net loss  . . . . . . . . . . .  $  (858)   $(6,036)    $(3,555)   $(2,821)   $(791)
                                 =======    =======     =======    =======    =====
Weighted average common shares
  outstanding(2)  . . . . . . .    7,263      6,610
                                 =======    =======
Net loss per share (1995 pro
  forma)(2) . . . . . . . . . .  $ (0.12)   $ (0.90)
                                 =======    =======

                                              YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------
                                 1996        1995      1994        1993      1992
                                 ----        ----      ----        ----      ----
                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital . . . . . .    $24,587    $ (1,101)   $  999   $ (1,296)   $   (1)
Total assets  . . . . . . .     32,951       4,179     3,338      2,215     1,547
Short-term debt (including
  current portion of long
  term obligations)(3)  . .        303         775        91      2,013       381
Long-term obligations
  (excluding current
  portion)(3) . . . . . . .         24       2,512       464        310        --
Accumulated deficit . . . .    (14,310)    (13,452)   (7,416)    (3,861)   (1,040)
Total stockholders' equity
  (deficit) . . . . . . . .     28,650      (2,821)    1,151     (1,211)      390
----------

(1) For the year ended December 31, 1996, a non-recurring charge in the amount of approximately $1.6 million was recorded to recognize obligations under certain stock appreciation rights in connection with the Company's June 1996 initial public offering.
(2) See Note (2) to the Financial Statements for an explanation of the calculation of weighted average shares outstanding.
(3)      Includes capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since its inception in 1989, through 1991, the Company was in its development stage and engaged primarily in research and development, product engineering and activities related to obtaining clearance from the FDA for its first product, the 3030 Stationary Pump. The Company has a limited operating history and, although profitable for the last two calendar quarters, has experienced significant operating losses since inception. Upon receiving FDA clearance for the 3030 Stationary Pump in mid-1992, the Company focused its efforts on creating a domestic and international sales and marketing network, as well as a manufacturing capability, to assist in the distribution of its first product to the alternate-site health care market. Concurrent with these sales and marketing activities, the Company continued to fund the research, development and regulatory clearance activities of other device and software products.

         The Company commercially launched the 6060 Ambulatory Pump and related disposable supplies in late 1995 and its MediVIEW and PumpMaster in late 1996. Since then, the Company has continued its sales and marketing activities domestically and internationally for the distribution of its products and continued to fund the research and development of additional products. In addition, the Company derives revenues from the rental of its multi-therapy infusion devices, servicing of products, and the sale of extended warranties.

         The Company sells its products both directly to alternate-site and acute-care providers, as well as to third-party distributors. The Company's distributors and customers may purchase several months of inventory at any one time which may cause fluctuations in quarterly revenues. Quarterly fluctuations may also result from other factors. The Company also markets and sells its products internationally and, as a result, its revenues may be affected by fluctuations in exchange rates. Failure to obtain regulatory approval for the distribution of new products domestically or in international markets, or regulatory problems in general, may affect the revenues of the Company.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996 AND 1995

         NET SALES. Net sales increased to $17.7 million for the year ended December 31, 1996 from $4.0 million for the year ended December 31, 1995, an increase of $13.7 million or 343%. The increase is primarily attributable to an increase in sales volume of the 3030 Stationary Pump, the 6060 Ambulatory Pump and the respective disposables, to the alternate-site health care market. Also contributing to the increase was the introduction of the MediVIEW and PumpMaster products.

         COST OF SALES. Cost of sales increased to $8.7 million for the year ended December 31, 1996 from $2.9 million for the year ended December 31, 1995, an increase of $5.8 million, or 200%. Approximately $5.3 million of the increase represents the direct manufacturing cost attributable to the increase in sales volume and the balance of the increase is attributable to the investment in fixed manufacturing costs and overhead necessary to increase production capacity.

         GROSS MARGIN. Gross margin increased to $8.9 million for the year ended December 31, 1996 from $1.1 million for the year ended December 31, 1995, an increase of $7.8 million, or 709%. The increase is due primarily to the increase in sales volume and the resulting economies of scale associated with the increase. Gross margin as a percentage of sales increased to 50% for the year ended December 31, 1996, from 28% for the year ended December 31, 1995. The increase is due to the absorption of fixed manufacturing costs and overhead over a greater unit volume, higher average pricing levels for the 3030 Stationary Pump, and the higher margins inherent to the 6060 Ambulatory Pump introduced in the fourth quarter of 1995.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $8.5 million for the year ended December 31, 1996 from $6.9 million for the year ended December 31, 1995, an increase of $1.6 million, or 23%. Expansion of the Company's sales and clinical support staff increased selling, general and administrative expenses by approximately $1.8 million while reductions and elimination of financial, marketing and product development consulting fees represent the offsetting amount. Selling, general and administrative expenses as a percent of sales decreased to 48% for the year ended December 31, 1996 from 173% for the year ended December 31, 1995. The decrease is due to the allocation of overhead expenses over a greater volume of sales.

         OPERATING INCOME (LOSS). The Company reported operating income of $474,000 for the year ended December 31, 1996 as compared to an operating loss of $5.7 million for the year ended December 31, 1995. The primary contributors to operating profitability, as discussed above, are the incremental sales volume of the 3030 Stationary Pump and the 6060 Ambulatory Pump and related products.

         INTEREST EXPENSE. Interest expense increased to $319,000 for the year ended December 31, 1996 from $222,000 for the year ended December 31, 1995, an increase of $97,000, or 44%. The increase is attributable to the incremental amount of debt issued by the Company and outstanding during the comparative periods. Approximately $1.8 million, in aggregate, of debt was issued between July and December, 1995 and was outstanding through the end of June, 1996.

         INTEREST INCOME. Interest income increased to $617,000 for the year ended December 31, 1996 from $13,000 for the year ended December 31, 1995. The increase of $604,000 is due to the investment interest earned on proceeds from the Company's initial public offering in June, 1996.

         INCOME TAX PROVISION. Due to net losses for the years ended December 31, 1996 and 1995, the Company did not incur any federal or state income tax liability for such periods. The Company currently has a net operating loss carryforward in excess of $14.0 million; however, utilization of such carryforward depends on future earnings and will be subject to annual limitations as a result of changes that have occurred in the Company's ownership.

         NET LOSS. Net loss decreased to $858,000 for the year ended December 31, 1996 from $6.0 million for the year ended December 31, 1995, a decrease of $5.1 million. The loss was reduced primarily as a result of increased sales volume of new and existing products, as discussed above, and the allocation of fixed manufacturing cost and overhead over a greater unit volume. The year ended December 31, 1996 includes a non- recurring charge for stock appreciation rights of approximately $1.6 million in connection with the Company's June, 1996 initial public offering, without which the Company would have reported net income of $770,000.

YEARS ENDED DECEMBER 31, 1995 AND 1994

         NET SALES. Net sales increased to $4.0 million for the year ended December 31, 1995 from $3.3 million for the year ended December 31, 1994, an increase of $725,000 or 22%. The market launch of the 6060 Ambulatory Pump and related disposable tubing sets in the fourth quarter of 1995 accounted for approximately $611,000 of the increase. The remaining amount was attributable to further penetration of the alternate-site health care market through sales of the 3030 Stationary Pump and related disposable tubing sets by regional distributors, the implementation of a direct sales and marketing program in non-distributor territories and the signing of additional national accounts.

         COST OF SALES. Cost of sales increased to $2.9 million for the year ended December 31, 1995 from $2.5 million for the year ended December 31, 1994, an increase of $421,000, or 17%. Approximately $399,000 of the increase was attributed to increased sales volume. The remainder was related to the expansion of the Company's manufacturing capacities, including an increase in operations headcount and facility. Cost of sales as a percentage of sales decreased to 72% in 1995 from 75% in 1994 as a result of the change in product mix, as well as efficiencies from volume purchases of supplies. However, the overall decrease in cost of sales from these factors was partially offset by the costs associated with increases in manufacturing capacities.

         GROSS MARGIN. Gross margin increased to $1.1 million for the year ended December 31, 1995 from $834,000 for the year ended December 31, 1994, an increase of $304,000, or 36%. This increase in gross margin was attributable to the higher percentage of sales to national accounts during 1995 at pricing levels which were typically higher than those of sales to the Company's distributors.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $6.9 million for the year ended December 31, 1995 from $4.1 million for the year ended December 31, 1994, an increase of $2.8 million, or 68%. Selling, general and administrative expenses accounted for 170% of net sales in 1995 and 124% of net sales in 1994. The high level of such expenses in both 1994 and 1995 is attributable to the Company's development of its sales and marketing organization, expansion of its administrative staff, and efforts to obtain FDA clearance for its products. The increase in such expenses in 1995 from 1994 resulted primarily from an increase in the number of direct sales personnel, increased expenditures relating to development of the 6060

Ambulatory Pump, MediVIEW and PumpMaster, the creation of a clinical support department, and the further addition of administrative support staff. Additionally, financial advisory fees of $410,000 were recorded in 1995.

         OPERATING LOSS. Operating loss increased to $5.7 million for the year ended December 31, 1995 from $3.3 million for the year ended December 31, 1994.

         INTEREST EXPENSE. Interest expense decreased to $222,000 for the year ended December 31, 1995 from $260,000 for the year ended December 31, 1994. This decrease was primarily attributable to a reduction of average debt outstanding during the year.

         INCOME TAX PROVISION. The Company had net operating losses for the years ended December 31, 1995 and 1994, and therefore did not incur any federal or state income tax liability.

         NET LOSS. As a result of the items discussed above, the Company's net loss increased to $6.0 million for the year ended December 31, 1995 from $3.6 million for the year ended December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

         In June, 1996, the Company completed an initial public offering with proceeds of $26.7 million, after underwriters' discounts and commissions. As of December 31, 1996, cash balances were invested in U.S. Treasury Bills, U.S. Treasury Notes, a short-term bond mutual fund, and a money market account.

         As of December 31, 1996, the Company had approximately $16.8 million in cash, cash equivalents, short-term and long-term investments in marketable securities, and had net working capital of approximately $24.6 million. Subsequent to December 31, 1996, the Company received a commitment for a credit facility with up to $9.5 million of available borrowing. In March, 1997, the Company filed a Registration Statement on Form S-1 with the intention of selling 1,700,000 newly issued shares of Common Stock by the Company and providing for the sale of approximately 500,000 shares of Common Stock by existing stockholders, option holders and warrant holders.

         The Company used cash in its operations of approximately $8.4 million for the year ended December 31, 1996. Cash used in operations for the period exceeds the Company's operating results for the same period due, primarily, to the growth in trade accounts receivable and inventories as a result of actual and anticipated growth in sales volume.

         The Company believes that its financial assets will be sufficient to fund its operations for the foreseeable future. Future liquidity and capital resources could be adversely influenced by certain factors including the Company's dependence on a relatively new customer base, regulatory or legislative changes pertaining to health care, product liability exposure regarding the delivery of medication, dependence on future product development, and others. There can be no assurance that the Company will not require additional financing and may, in the future, seek additional funds through bank facilities, debt or equity offerings and to the extent such additional financing is not available, the Company could suffer material adverse effects to its financial condition and the results of its operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Sabratek Corporation:

         We have audited the accompanying balance sheets of Sabratek Corporation as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sabratek Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                           KPMG Peat Marwick LLP



Chicago, Illinois
March 4, 1997

                              SABRATEK CORPORATION

                                 BALANCE SHEETS

                                                                   DECEMBER 31,
                                                            --------------------------
                                                                1996          1995
                                                            ------------  ------------
    ASSETS
    Current assets:
      Cash and cash equivalents . . . . . . . . . . . .     $ 10,446,818  $      8,027
      Short-term investments in marketable securities .        4,351,726            --
      Receivables:
         Trade, net of allowance for doubtful accounts of
          $146,151 and  $75,469 at  December 31,  1996 and
          December 31, 1995, respectively  . . . . . . .       8,305,045     1,454,919
         Other  . . . . . . . . . . . . . . . . . . . .          124,690            --
                                                            ------------  ------------
              Total receivables . . . . . . . . . . . .        8,429,735     1,454,919
                                                            ------------  ------------
      Inventories . . . . . . . . . . . . . . . . . . .        5,049,001     1,825,411
      Prepaids and other assets . . . . . . . . . . . .          586,338        50,737
                                                            ------------  ------------
    Total current assets  . . . . . . . . . . . . . . .       28,863,618     3,339,094
                                                            ------------  ------------
    Property, plant and equipment, net  . . . . . . . .        1,774,612       901,728

    Intangible asset, net . . . . . . . . . . . . . . .           41,587            --
    Note receivable . . . . . . . . . . . . . . . . . .          200,000            --
    Long-term investments in marketable securities  . .        2,011,560            --
    Other . . . . . . . . . . . . . . . . . . . . . . .           59,495        50,828
                                                            ------------  ------------
                                                            $ 32,950,872  $  4,291,650
                                                            ============  ============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Current liabilities:
      Short-term debt . . . . . . . . . . . . . . . . .     $    167,813  $    621,021
      Current portion of capital lease obligation . . .          132,459       150,848
      Current portion of long-term debt . . . . . . . .            3,200         3,200
      Accounts payable  . . . . . . . . . . . . . . . .        2,247,312     2,377,159
      Accrued expenses:
         Payroll & commissions  . . . . . . . . . . . .        1,264,857       191,086
         Warranty . . . . . . . . . . . . . . . . . . .          235,740       229,263
         Other  . . . . . . . . . . . . . . . . . . . .           54,861       399,490
      Deferred rent . . . . . . . . . . . . . . . . . .           30,599        31,322
      Deferred revenue  . . . . . . . . . . . . . . . .               --       125,000
      Due to affiliated company . . . . . . . . . . . .          139,991       311,811
                                                            ------------  ------------
    Total current liabilities . . . . . . . . . . . . .        4,276,832     4,440,200
                                                            ------------  ------------
    Long-term capital lease obligation  . . . . . . . .           23,111       149,334

    Long-term debt  . . . . . . . . . . . . . . . . . .              800     2,362,293
    Accrued interest  . . . . . . . . . . . . . . . . .               --       160,630
                                                            ------------  ------------
    Total liabilities . . . . . . . . . . . . . . . . .        4,300,743     7,112,457
                                                            ------------  ------------
    Stockholders' equity (deficit):
      Convertible preferred stock par value $.01, issued
       and outstanding  --  0 at December 31, 1996 and
       1,768,129 at December 31, 1995 . . . . . . . . . . .           --        17,681

      Common stock, par value $.01, issued and
        outstanding -- 8,196,981 at December 31, 1996
         and 1,718,458 at December 31, 1995   . . . . .           81,970        17,185
      Additional paid-in capital  . . . . . . . . . . .       42,891,350    10,708,671
      Note receivable from stockholder  . . . . . . . .               --      (112,500)
      Deferred compensation . . . . . . . . . . . . . .          (17,371)           --
      Unrealized gains  . . . . . . . . . . . . . . . .            4,140            --
      Accumulated deficit . . . . . . . . . . . . . . .      (14,309,960)  (13,451,844)
                                                            -----------   ------------
    Total stockholders' equity (deficit)  . . . . . . .       28,650,129    (2,820,807)
    Commitments and contingencies . . . . . . . . . . .     ============  ============
                                                            $ 32,950,872  $  4,291,650
                                                            ============  ============

                See accompanying notes to financial statements.

                             SABRATEK CORPORATION

                           STATEMENTS OF OPERATIONS

                                                       YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------
                                                 1996            1995           1994
                                            -------------   -------------   -------------
     Net sales . . . . . . . . . . . . . . . $17,696,786     $ 4,039,797     $ 3,314,599
     Cost of sales . . . . . . . . . . . . .   8,748,364       2,901,818       2,480,369
                                             -----------     -----------     -----------
     Gross margin  . . . . . . . . . . . . .   8,948,422       1,137,979         834,230
     Selling, general and administrative
       expenses  . . . . . . . . . . . . . .   8,474,408       6,873,934       4,107,588
                                             -----------     -----------     -----------
     Operating income (loss) . . . . . . . .     474,014      (5,735,955)     (3,273,358)
     Other income (expenses):
       Interest income . . . . . . . . . . .     617,157          12,607          19,340

       Interest expense  . . . . . . . . . .    (318,557)       (222,491)       (260,494)
       Stock appreciation rights . . . . . .  (1,628,463)             --              --
       Other . . . . . . . . . . . . . . . .      (2,267)        (90,496)        (40,311)
                                             -----------     -----------     -----------
     Net loss  . . . . . . . . . . . . . . . $  (858,116)    $(6,036,335)    $(3,554,823)
                                             ===========     ===========     ===========
     Weighted average shares outstanding . .   7,263,114       6,609,571
                                             ===========     ===========
     Net loss per share (1995 pro forma) . . $     (0.12)    $     (0.90)
                                             ===========     ===========



                See accompanying notes to financial statements.

                              SABRATEK CORPORATION

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995


                                                                                                                           TOTAL
                             PREFERRED               COMMON        ADDITIONAL           DEFERRED                       STOCKHOLDERS'
                          -----------------      ----------------   PAID-IN    NOTE     COMPENSA- UNREALIZED ACCUMULATED  EQUITY
   DESCRIPTION            SHARES     AMOUNT      SHARES    AMOUNT   CAPITAL  RECEIVABLE   TION       GAINS    DEFICIT    (DEFICIT)
   -----------            ------     ------      ------    ------  --------- ---------- --------  ---------- ----------- ----------
Balance at December 31,          --  $     --  1,510,395  $15,104 $ 2,746,663 $(112,500) $     --  $   -- $ (3,860,686) $(1,211,419)
1993
Conversion of short-term
convertible subordinated
debentures to convertible
preferred stock             635,815     6,358         --       --   3,019,802        --        --      --           --    3,026,160
Issuance of convertible
preferred stock, net of
$354,596 of offering
costs                       681,900     6,819         --       --   2,884,090        --        --      --           --    2,890,909
Net loss                         --        --         --       --          --        --        --      --   (3,554,823)  (3,554,823)
                         ----------  --------  ---------  ------- -----------  --------  --------  ------ ------------  -----------
Balance at December 31,
1994                      1,317,715    13,177  1,510,395   15,104   8,650,555  (112,500)       --      --   (7,415,509)   1,150,827
Issuance of convertible
preferred stock and
warrants, net of $76,758
of offering costs           202,963     2,030         --       --     887,207        --        --      --           --      889,237
Issuance of preferred
stock in exchange for
services rendered               728         7         --       --       3,458        --        --                   --        3,465
Exercise of stock options        --        --      9,621       96      33,623        --        --      --           --       33,719
Exercise of stock
warrants                    246,723     2,467    198,442    1,985   1,054,928        --        --      --           --    1,059,380
Issuance of common
stock warrants                   --        --         --       --      78,900        --        --      --           --       78,900
Net loss                         --        --         --       --          --        --        --      --   (6,036,335)  (6,036,336)
                         ----------  --------  ---------  ------- -----------  -------   --------  ------ ------------  -----------
Balance at December 31,
1995                      1,768,129    17,681  1,718,458   17,185  10,708,671  (112,500)       --      --  (13,451,844)  (2,820,807)
Issuance of common
shares, net of offering
costs of 1,562,932               --        --  3,042,245   30,422  26,783,907        --        --      --           --   26,814,329
Issuance of common
shares for services              --        --    124,488    1,245     591,255        --        --      --           --      592,500
Conversion of long-term
debentures                       --        --  1,331,162   13,312   3,992,662        --        --      --           --    4,005,974
Conversion of preferred
stock                    (1,768,129)  (17,681) 1,838,113   18,381        (700)      --         --      --           --           --
Exercise of warrants and
options                          --        --    142,515    1,425     668,702       --         --      --           --      670,127
Settlement of note
receivable                       --        --         --       --          --  112,500         --      --           --      112,500
Issuance of warrant              --        --         --       --     127,000       --         --      --           --      127,000
Deferred compensation,
net                              --        --         --       --      19,853       --    (17,371)     --           --        2,482
Unrealized gains on
investments                      --        --         --       --          --       --         --   4,140           --        4,140
Net loss                         --        --         --       --          --       --         --      --     (858,116)    (858,116)
                         ----------  --------  ---------  ------- -----------  -------   --------  ------ ------------  -----------
Balance at December 31,
1996                             --  $     --  8,196,981  $81,970 $42,891,350  $    --   $(17,371) $4,140 $(14,309,960) $28,650,129
                         ==========  ========  =========  ======= ===========  =======   ========  ====== ============  ===========


                 See accompanying notes to financial statements

                              SABRATEK CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                              1996         1995          1994
                                                         ------------  ------------    -----------
   Cash flows from operating activities:
     Net loss  . . . . . . . . . . . . . . . . . . . .   $  (858,116)  $(6,036,335)  $(3,554,823)
     Adjustments  to reconcile  net loss  to net
       cash used in operating activities:
       Depreciation and amortization . . . . . . . . .       402,953       185,562        89,483
       Loss on sale of property, plant and
         equipment . . . . . . . . . . . . . . . . . .            --            --        63,498
       Deferred compensation . . . . . . . . . . . . .         2,482            --            --
       Expenses paid with issuance of stock  . . . . .       840,051         3,465            --
       Expenses paid with issuance of warrants . . . .       127,000        35,700            --
       Stock appreciation rights expense . . . . . . .     1,628,463            --            --
       Provision for bad debts . . . . . . . . . . . .        70,682        75,469            --
       Changes in assets and liabilities:
         Receivables . . . . . . . . . . . . . . . . .    (7,045,498)     (350,659)     (509,268)
         Note receivable . . . . . . . . . . . . . . .      (200,000)           --            --
         Deferred revenue  . . . . . . . . . . . . . .      (125,000)      125,000            --
         Inventories . . . . . . . . . . . . . . . . .    (3,223,590)   (1,190,326)      (90,479)
         Advances to stockholders  . . . . . . . . . .            --       162,306       (11,827)
         Accounts payable  . . . . . . . . . . . . . .      (129,847)    1,522,960       147,883
         Deferred rent . . . . . . . . . . . . . . . .          (723)       19,254         3,535
         Accrued expenses  . . . . . . . . . . . . . .       848,119       621,860       139,010
         Due to affiliated company . . . . . . . . . .      (171,820)      (95,863)      238,732
         Other . . . . . . . . . . . . . . . . . . . .      (544,268)       45,751      (124,196)
                                                         -----------   -----------   -----------
   Net cash used in operating activities . . . . . . .    (8,379,112)   (4,875,856)   (3,608,452)
                                                         -----------   -----------   -----------
   Cash flows from investing activities:
       Purchases of property, plant
        and equipment  . . . . . . . . . . . . . . . .    (1,275,221)     (458,857)     (249,824)
       Purchase of intangible assets . . . . . . . . .       (42,203)           --            --
       Proceeds from sale of property, plant and
           equipment . . . . . . . . . . . . . . . . .            --            --       182,611
       Purchases of marketable securities, net . . . .    (6,359,146)           --            --
                                                         -----------   -----------   -----------
   Net cash used in investing activities . . . . . . .    (7,676,570)     (458,857)      (67,213)
                                                         -----------   -----------   -----------
   Cash flows from financing activities:
       Proceeds from issuance of short-term debt . . .       167,813       621,021       860,000
       Repayment of short-term debt  . . . . . . . . .      (621,021)           --       (25,000)
       Repayment of long-term debt . . . . . . . . . .      (353,200)       (3,200)       (3,200)
       Proceeds from issuance of long-term debt  . . .     1,589,500     2,058,533            --
       Payment of stock appreciation rights  . . . . .    (1,628,463)           --            --
       Payments of capital lease, net  . . . . . . . .      (144,612)     (123,912)      (45,880)
       Proceeds  from  issuance  of  common stock,
         net . . . . . . . . . . . . . . . . . . . . .    27,484,456       505,963            --
       Proceeds from issuance of  preferred stock,
         net . . . . . . . . . . . . . . . . . . . . .            --     1,519,573     3,072,069
                                                         -----------   -----------   -----------
   Net cash provided by financing activities . . . . .    26,494,473     4,577,978     3,857,989
                                                         -----------   -----------   -----------
   Increase (decrease) in cash and cash
      equivalents  . . . . . . . . . . . . . . . . . .    10,438,791      (756,735)      182,324
   Cash and cash equivalents at beginning of
      year   . . . . . . . . . . . . . . . . . . . . .         8,027       764,762       582,438
                                                         -----------   -----------   -----------
   Cash and cash equivalents at end of year  . . . . .   $10,446,818   $     8,027   $   764,762
                                                         ===========   ===========   ===========

                See accompanying notes to financial statements.

                              SABRATEK CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

(1)      DESCRIPTION OF BUSINESS

         Sabratek Corporation (the "Company") designs, manufactures and markets programmable electronic intravenous infusion pumps, disposable intravenous administration sets, integrated software, and related accessories. Sales of the products are made through distributors as well as the Company's own representatives.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Revenue Recognition

         Revenues are recognized when products are shipped with allowances for discounts and estimated returns recorded at the time of sale. Contract revenue from research agreements is recorded when earned and as the related costs are incurred. Payments received which are related to future performance are deferred and recognized as revenue when earned over future performance periods.

(b)      Cash and Cash Equivalents

         Cash and cash equivalents represent funds in demand deposit accounts, money market accounts and short-term bond mutual funds. Also included are U.S. Treasury Bills and U.S. Treasury Notes to the extent they mature within 90 days.

(c)      Short-term and Long-term Investment in Marketable Securities

         Short-term and long-term investments in marketable securities are classified as available-for-sale and are reported at fair market value. Unrealized gains on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

(d)      Inventories

         Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out ("FIFO") method.

(e)      Property, Plant and Equipment

         Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization is provided on a straightline basis over the estimated useful lives. The estimated useful lives of the machinery and equipment range from 3 to 5 years. The estimated useful lives of office furniture, fixtures and equipment is 7 years. Leasehold improvements are amortized over the life of the lease.

(f)      Research and Development

         Research and development costs are expensed as incurred. Research and development costs amounted to $969,059, $2,193,508 and $1,098,167 in 1996, 1995
and 1994, respectively.

(g)      Patents

         Patents costs in progress are amortized over 16 years. The Company has assessed that no permanent impairment of the value of the asset has occurred. Such assessment includes consideration of possible obsolescence, demand, new technology, competition, and other pertinent economic factors and trends that may have an impact on the value or remaining lives of the asset.

(h)      Warranty

         The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience.

(i)      Income Taxes

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(j)      Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(k)      Computation of Net Loss Per Share

         Net loss per share is based on the weighted average number of shares outstanding with common equivalent shares from stock options and warrants excluded because their effect is antidilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, options and warrants, and convertible debt granted or issued by the Company during the twelve month period immediately preceding the initial public offering of the Company's common stock have been included in the calculation of common shares as if they had been outstanding for all periods presented. The net loss per share for the year ended December 31, 1995 has been presented on a pro forma basis in lieu of historical net loss per share as such historical information is not meaningful due to the conversion of preferred stock and debt in connection with the Company's initial public offering.

(l)      Reclassifications

         Certain amounts for the year ended December 31, 1995 were reclassified to conform to the current year presentation.

(3)      INVESTMENTS IN MARKETABLE SECURITIES

         The following table summarizes short-term and long-term investments in marketable securities as of December 31, 1996:

                             LESS THAN     1-2
                              1 YEAR      YEARS       TOTAL
                            ----------  ----------  ----------
         U.S. Treasury
         Bills . . . . .    $1,344,386  $       --  $1,344,386
         U.S. Treasury
         Notes . . . . .     3,007,340   2,011,560   5,018,900
                            ----------  ----------  ----------
                            $4,351,726  $2,011,560  $6,363,286
                            ==========  ==========  ==========

         The above securities are classified as available-for-sale and are reported at fair market value. As of the balance sheet date, an unrealized gain of $4,140 was recorded in the stockholders' equity section of the Balance Sheet.

(4)      INVENTORIES

         Inventories at December 31 is as follows:

                                1996       1995
                             ---------  ----------
   Raw materials . . . .   $3,401,848  $1,228,594
   Work-in-process . . .    1,068,343     195,981
   Finished goods  . . .      578,810     400,836
                           ----------  ----------
                           $5,049,001  $1,825,411
                           ==========  ==========

(5)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31 is as follows:

                                                       1996       1995
                                                  ----------  ----------
     Machinery and equipment  . . . . . . . .     $1,817,063  $  725,694
     Furniture and fixtures . . . . . . . . .        411,187     278,168
     Leasehold improvements . . . . . . . . .        181,769     130,936
                                                  ----------  ----------
                                                   2,410,019   1,134,798
     Less accumulated depreciation  . . . . .        635,407     233,070
                                                  ----------  ----------
                                                  $1,774,612  $  901,728
                                                  ==========  ==========

         Depreciation expense for years ended December 31, 1996, 1995 and 1994 amounted to $402,337, $184,383 and $86,639 respectively.

(6)      NOTE RECEIVABLE

         In December, 1996, the Company loaned $200,000 to a non-affiliated corporation in exchange for a Non-Negotiable Promissory Note due upon demand after February 18, 1999. The note carries an interest rate of 5.5% per annum, payable upon maturity or prepayment of the note.

(7)      AFFILIATED COMPANY

         The Company is affiliated through common ownership with Dak-Tech Ltd., an Israeli company. Dak-Tech Ltd. provides the Company with manufacturing goods and previously research and development activities. 67% of the Dak-Tech Ltd. stock is owned by two stockholders of Sabratek. Amounts included as research and development expense were $0, $44,585, and $271,166 for the years ended December 31, 1996, 1995 and 1994, respectively. Amounts included as cost of sales were $384,800, $493,959 and $748,652 for the years ended December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996 and 1995, the Company was indebted to Dak-Tech Ltd. for receipts of various inventory components in the amount of $139,991 and $311,811, respectively.

(8)      TRANSACTIONS WITH STOCKHOLDERS

         During 1996, the Company forgave the repayment of a loan, interest on the loan and certain advances to a stockholder who is an officer of the Company totaling $336,939, in aggregate.

(9)      CAPITAL STOCK

         In March, 1996, the Company issued 167,245 shares of common stock at a per share price of approximately $9.80, resulting in gross proceeds to the Company of $1,639,761.

         In April, 1996, the Company executed a 1-for-3.173 reverse stock split of its Common Stock and Series A convertible preferred stock. All references in the financial statements to share and per share data retroactively reflect the reverse stock split. Also in April, the Company filed a Restated Certificate of Incorporation authorizing an increase in the number of authorized shares of common stock to 25,000,000, $0.01 par value, and preferred stock to 12,500,000, $0.01 par value.

         In October, 1996, the Company filed a Certificate of Elimination to rescind its Preferred Stock Certificate of Designation.

(10)     INITIAL PUBLIC OFFERING

         In June, 1996, the Company completed an underwritten initial public offering (the "Offering") of 2,785,000 shares of common stock, par value $0.01, at a price of $10.00 per share, with proceeds to the Company of $26,737,500 after underwriters' discounts and commissions. The Company's shares are traded on the Nasdaq National Market under the symbol "SBTK."

(11)     SHORT-TERM DEBT

         During 1996, the Company executed a bank promissory note due August 5, 1997, in the amount of $167,813. Interest is paid monthly at a floating rate of 0.50% over the bank's prime rate and is secured by a domestically confirmed letter of credit from a foreign customer of Sabratek.

         During 1995, the Company entered into a General Loan and Security Agreement with Sterling Business Credit (Sterling), pursuant to which, Sterling held a first security interest in accounts receivable, as well as other assets of the Company. As of December 31, 1995, the outstanding balance on the loan was $621,021. During 1996, the Company paid back the loan in full and terminated the General Loan and Security Agreement.

(12)     LONG-TERM DEBT

         In January, 1996, the Company issued 6 year convertible subordinated debentures bearing interest at 13.22% per annum in the amount of $110,000, convertible into one share of common stock for every $5.24 of principal and accrued interest. The debentures were converted into 46,222 shares of common stock, in the aggregate, upon the Offering, giving effect to the conversion premium provided for in the debentures.

         In January, 1996, the Company issued a convertible subordinated debenture to a director of the Company in the amount of $100,000 at an interest rate of 10%, until due at June 30, 1996. After June 30, 1996, the debenture would have paid interest at 13.22% and been extended to 6 years, however, the debenture was repaid in full, including interest, immediately following the Offering, and prior to June 30, 1996.

         In January and February, 1996, the Company issued convertible subordinated debentures to directors and independent third-parties in the principal amounts of $110,000 and $425,000, respectively. $60,000 of the debentures were issued to a director in satisfaction of an obligation for services rendered. In February, 1996, the debenture holders and the Company agreed to convert the debenture into 112,407 shares of common stock, in the aggregate, reflecting a conversion rate of $4.76.

         In March, 1996, the Company issued a convertible subordinated debenture to a stockholder in the principal amount of $844,500. The debenture contained a 6 year maturity and an interest rate of 13.22% per annum and was convertible into one share of common stock for every $5.24 of principal and accrued interest. The debenture was converted into 354,869 shares of common stock upon the Offering, giving effect to the conversion premium provided for in the debenture.

         In June, 1996, two convertible subordinated debentures, issued in 1993, in the principal amount of $300,000, in the aggregate, plus accrued interest thereon, were converted into 63,031 shares of common stock, in the aggregate, upon the Offering. The conversion rate included a conversion premium not originally provided for in the debentures which resulted in a charge to operating income of $46,841 in 1996.

         In June, 1996, convertible subordinated debentures, issued in 1995, in the aggregate principal amount of $1,808,292, were converted into 749,348 shares of common stock, in the aggregate, upon the Offering, giving effect to the conversion premium provided for in the debentures.

(13)     SERIES A CONVERTIBLE PREFERRED STOCK

         Upon the closing of the Offering, all 1,768,129 shares of Series A Preferred Stock were converted into 1,838,113 shares of the Company's Common Stock, including anti-dilution adjustments.

(14)     STOCK APPRECIATION RIGHTS

         In July, 1996, the Company paid, in full, stock appreciation rights totaling $1,628,463 in aggregate, which were issued pursuant to three separate agreements during 1995. The agreements provided for a maximum appreciation of $4.76 per share and required payment at the time of certain qualifying events, or upon demand of the holder. The obligation created with respect to the agreements resulted in a non-recurring charge to other income (expenses) in the Statement of Operations for 1996.

(15)     BUSINESS AND CREDIT CONCENTRATIONS

         As of December 31, 1996 and 1995, individual customers representing at least 10% of total receivables accounted for $3,458,882 or 41% (three customers) and $848,588 or 53% (five customers) of accounts receivable, respectively. Aggregate sales to customers representing at least 10% of total sales individually amounts to $0, $1,367,227 (three customers) and $1,690,678 (four customers), for the years ended December 31, 1996, 1995 and 1994, respectively. Individual customers representing over 10% of aggregate sales each had sales of $0 for the year ended December 31, 1996; $475,591, $449,020 and $442,616 for the year ended December 31, 1995 and $517,204, $468,636,
$353,364 and $351,474 for the year ended December 31, 1994.

         The Company's customers are based throughout the world with 9%, 15%, 14% of sales from international markets for the years ended December 31, 1996, 1995 and 1994, respectively. Customers are not concentrated in any specific geographic location. The customer base is very specific, however, to the health care industry as the Company's products are used primarily by hospitals and alternate site healthcare settings such as nursing homes and clinics.

(16)     RETIREMENT PLAN

         The Company implemented a defined contribution plan during 1995 pursuant to section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The Plan includes a discretionary employer matching contribution program as determined by the Board of Directors. In 1996 and 1995, no matching contributions were made to Plan participants' accounts.

(17)     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                   1996      1995
                                                                                --------   ---------
                Cash paid during the year for interest  . . . . . . . . . .     $133,103     $87,473

         In 1996, 124,488 shares of common stock were issued in satisfaction of accrued obligations in the amount of $592,500 for services rendered in 1995.

         In 1996, 1,331,451 shares of common stock were issued in exchange for the retirement of $3,597,793 in long-term debt principal and $364,210 in accrued interest on long-term debt. The number of shares issued included the conversion premium originally provided for in the debt instruments.

         Capital lease obligations of $0 and $178,239 were incurred in 1996 and 1995, respectively, when the Company entered into leases primarily for machinery, equipment, furniture and fixtures.

         In 1995, 728 shares of common stock were issued in exchange for services rendered. The value of the services rendered equaled $3,465.

         In 1994, 635,815 shares of Series A convertible preferred stock were issued upon the conversion of $3,026,160 of short-term convertible subordinated debentures, including accrued interest of $181,160.

(18)     STOCK OPTIONS

         The Company adopted the Amended and Restated 1993 Stock Option Plan (the Stock Option Plan) which provided for the granting of stock options to employees, nonemployee consultants, and directors of the Company. Options vest over various periods as defined in the agreements and expire as determined by the Board on an individual basis, but not to exceed 10 years. Total shares of common stock reserved at December 31, 1996 for issuance on the exercise of stock options was 1,773,668.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its Stock Option Plan. Accordingly, no compensation cost has been recorded. Had compensation cost for the Company's Stock Option Plan been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.

         The compensation cost of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995.



                                                               1996    1995
                                                               ----    ----
                    Dividend yield  .  . . . . . . . . .       0%       0%
                    Volatility   . . . . . . . . . . . .      67%      67%
                    Risk-free interest rate  . . . . . .       7%       7%
                    Expected term in years . . . . . . .     4.2      4.2


                                                        1996            1995
                                                        ----            ----
      Net loss      As reported                    $  (858,116)     $(6,036,335)

                    Pro forma                      $(2,025,953)     $(6,522,389)

      Net loss per

        share       As  reported  (1995 pro forma) $     (0.12)     $     (0.90)

                    Pro forma                      $     (0.28)     $     (0.99)
                                                   ===========      ===========

         Pro forma net loss and loss per share reflect only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of up to 4 years and compensation cost for options granted prior to January 1, 1995 is not considered.

         A summary of the status of the Company's Stock Option Plan as of December 31, 1994, 1995 and 1996 and changes during the years then ended is presented below:

                                                                                            WEIGHTED
                                                                             SHARES       AVERAGE PRICE
                                                                             ------      --------------
                                 Outstanding  at  December 31, 1993           105,184         $.71
                                   Granted . . . . . . . . . . . . .           53,577         5.43
                                   Expired . . . . . . . . . . . . .             (157)       11.11
                                                                             --------
                                 Outstanding at  December  31, 1994           158,604         4.95
                                   Granted . . . . . . . . . . . . .          613,773         4.76
                                   Exercised . . . . . . . . . . . .           (9,621)        3.51
                                   Expired . . . . . . . . . . . . .          (30,120         5.51
                                                                             --------
                                 Outstanding at  December  31, 1995           732,636         4.78
                                   Granted . . . . . . . . . . . . .          581,590         7.10
                                   Exercised . . . . . . . . . . . .          (55,978)        4.90
                                   Expired . . . . . . . . . . . . .           (2,994)        5.29
                                                                           ----------
                                 Outstanding at  December  31, 1996         1,255,254         $.85
                                                                           ==========

The following table summarizes information about stock options outstanding as of December 31, 1996:

                                                            OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                                -----------------------------------------------      -----------------------------
                                                                 WEIGHTED-AVG.
                                                                  REMAINING        WEIGHTED-AVG.                     WEIGHTED-AVG.
                                                   NUMBER        CONTRACTUAL        EXERCISE           NUMBER           EXERCISE
                  RANGE OF EXERCISE  PRICES      OUTSTANDING         LIFE            PRICE           EXERCISABLE         PRICE
                  -------------------------     ------------     -------------     ------------      -----------     -------------
                  $3.17 to 4.76 . . . . . .      1,021,363            7.4              $.73           375,986             $.68
                  $8.38 to 9.80 . . . . . .        159,224            9.4              9.31            20,986             8.87
                  $11.11 to 15.25 . . . . .         74,667            9.2             13.75             8,619            11.60
                                                  ---------                                           -------
                  $3.17 to 15.25  . . . . .       1,255,254           7.8              5.85           405,591             5.04
                                                  =========                                           =======

(19)   WARRANTS

         The following table of warrants gives effect to the anti-dilution adjustment on the conversion of preferred stock warrants to common stock warrants. The anti-dilution adjustment resulted in 19,849 additional shares of common stock issuable upon the exercise of certain warrants and changed the exercise price from $4.76 to $4.55.


                              PREFERRED STOCK          COMMON STOCK
                           ---------------------  ---------------------
                             NUMBER     AVERAGE     NUMBER     AVERAGE
                            OF SHARES    PRICE     OF SHARES    PRICE
                           ----------   ---------  ---------   ---------
   December 31, 1993 . .      84,462    4.76         33,798    5.17
     Issued  . . . . . .     593,760    4.76            945    4.76
                             -------                 ------
   December 31, 1994 . .     678,222    4.76         34,743    5.16
     Anti-dilution
     adjustment  . . . .      19,849    4.76
     Issued  . . . . . .                            316,397    4.76
     Exercised . . . . .    (246,723)   2.38       (198,442)   2.38
                            --------               --------
   December 31, 1995 . .     451,348    4.55        152,698    4.71
     Converted to Common    (451,348)   4.55        451,348    4.55
     Issued  . . . . . .          --                 50,000   13.00
     Exercised . . . . .          --                (86,537)   4.57
                            --------               --------
   December 31, 1996              --                567,509    5.33
                           =========              =========

(20)     INCOME TAXES

         A deferred tax asset stemming from the Company's net operating loss carryforward, research and development credit carryforward, and other accruals has been reduced by a valuation account to zero due to uncertainties regarding the utilization of the deferred assets. The deferred tax asset and the corresponding valuation allowance were approximately $5,851,000 and $5,201,542 as of December 31, 1996 and 1995, respectively.

         The sale of the Company's common stock will result in an ownership change for the Company, as defined for tax purposes. As a result an annual limitation will be placed on the utilization of the existing net operating loss carryforwards and credit carryforwards. This limitation may cause a portion of the existing net operating loss and credit carryforwards to expire prior to utilization.

The net operating loss and research and development credit carryforwards will expire as follows:

                                          NET               RESEARCH
                                       OPERATING               AND
                                         LOSS              DEVELOPMENT
                                      ----------           -----------
2005  . . . . . . . . . . . . . .     $    42,000           $     --
2006  . . . . . . . . . . . . . .         128,000                 --
2007  . . . . . . . . . . . . . .         794,000              2,000
2008  . . . . . . . . . . . . . .       2,500,000             47,000
2009  . . . . . . . . . . . . . .       3,341,000             53,000
2010  . . . . . . . . . . . . . .       5,880,000             63,000
2011  . . . . . . . . . . . . . .       1,335,000             27,000
                                      -----------           --------
Total . . . . . . . . . . . . . .     $14,020,000           $192,000
                                      ===========           ========


         The net deferred tax assets are summarized at December 31 as follows:


                                                      1992         1993          1994         1995         1996
                                                    ---------   -----------  -----------  -----------  -----------
Deferred tax assets
  Net operating loss carryforwards . . . . . .     $ 374,032   $1,344,032   $2,640,340   $ 4,839,542  $ 5,443,000
  Research and development credit
     carryforwards . . . . . . . . . . . . . .            --           --      102,000       188,000      192,000
  Other  . . . . . . . . . . . . . . . . . . .            --           --           --       174,000      216,000
                                                   ---------   ----------   ----------   -----------  -----------
                                                     374,032    1,344,032    2,742,340     5,201,542    5,851,000

Less: Valuation  allowance   . . . . . . . . .     (374,032)   (1,344,032)  (2,742,340)   (5,201,542)  (5,851,000)
                                                  ---------    ----------   ----------   -----------  -----------
Net deferred taxes . . . . . . . . . . . . . .    $      --    $       --   $       --   $        --  $        --
                                                  =========    ==========   ==========   ===========  ===========

(21)     LEASES

         The following summarizes assets held under capital leases which are included in property, plant, and equipment as of December 31, 1996 and 1995:

                                                                              1996            1995
                                                                            --------        --------
Machinery and equipment . . . . . . . . . . . . . . . . . . . .             $239,839        $239,839
Furniture and fixtures  . . . . . . . . . . . . . . . . . . . .              181,750         181,750
Leasehold improvements  . . . . . . . . . . . . . . . . . . . .               48,386          48,386
                                                                            --------        --------
                                                                             469,975         469,975
Less accumulated depreciation . . . . . . . . . . . . . . . . .              232,871          94,316
                                                                            --------        --------
                                                                            $237,104        $375,659
                                                                            ========        ========

         The Company leases its facility under a noncancelable operating lease arrangement. Rent expense charged to operations for the years ended December 31, 1996, 1995 and 1994 amounted to $221,035, $221,361 and $121,632, respectively.

         At December 31, 1996 minimum lease commitments together with the present value of obligations under leases that have initial or remaining noncancelable terms in excess of one year were as follows:

             YEARS ENDING                          CAPITAL         OPERATING
             DECEMBER 31,                          LEASES           LEASES
 -----------------------------------              --------         --------
   1997  . . . . . . . . . . . . .                $ 141,789        $230,949
   1998  . . . . . . . . . . . . .                   23,351         236,335
   1999  . . . . . . . . . . . . .                       --         200,764
   2000  . . . . . . . . . . . . .                       --              --
   2001  . . . . . . . . . . . . .                       --              --
                                                  ---------        --------

 Total minimum lease payments  . .                  165,140        $668,048
                                                                   ========
 Less amount representing interest                    9,570
                                                  ---------
 Present value of minimum lease
 payments  . . . . . . . . . . . .                  155,570
 Less current installments of
 obligation  . . . . . . . . . . .                  132,459
                                                  ---------
 Obligation excluding current
 installments  . . . . . . . . . .                $  23,111
                                                  =========

(22)     SUBSEQUENT EVENTS (UNAUDITED)

Acquisition

         In February, 1997, the Company purchased substantially all of the assets of Rocap, Inc., a Massachusetts company which produces various types of pre-packaged syringes. Consideration paid by the Company is summarized as follows:

         (1)     $100,000 cash.
         (2) Forgiveness of $300,000 in debt, owed to the Company in the form of a bridge loan agreement entered into on January
                 15, 1997.
         (3)     Assumption of approximately $661,000 in net liabilities.
         (4)     $2,900,000 in cash or stock of the Company.

         The stock value as determined by the Asset Purchase Agreement for payment in shares was $22.0375 per share and, as such, 131,593 shares are held in escrow. The final number of Company shares deliverable to Rocap, Inc. will be determined by the Company's stock price at July 1, 1997. The Company has the option to pay in cash, rather than shares.

         In February, 1997, the Company granted stock options to two former Rocap, Inc. employees, one of which was elected an officer of the Company. In aggregate, 220,000 option shares were granted at an exercise price of $22.25, under the Company's Amended and Restated 1993 Stock Option Plan. The stock options vest over a period of 3 to 4 years. Pursuant to the officer's employment agreement, the Company could be obligated to purchase 100,000 option shares at $18.00 each.

Litigation

         On February 5, 1997, SIMS Deltec filed a complaint (the "Complaint") in the United States District Court for the District of Minnesota alleging that Sabratek's manufacture, use and/or sale of the MediVIEW software in conjunction with its infusion pumps infringes on a patent entitled "Systems and Methods for Communicating with Ambulatory Medical Devices Such as Drug Delivery Devices" previously issued to SIMS Deltec. The Complaint seeks injunctive relief, unspecified monetary damages and costs. The Company has not yet formally responded to the Complaint but intends to vigorously defend against the allegations contained in the Complaint. Although the outcome of these proceedings cannot be determined, management believes that the outcome should not have a material adverse effect on the Company's financial position.

Credit Facility

         The Company received a commitment for a credit facility with up to $9.5 million of available borrowings. Borrowings under this facility bear interest at the bank's prime rate and the facility matures in April, 1999. No amounts have been borrowed under this facility.

Public Offering

         In March, 1997, the Company filed a Registration Statement on Form S-1 with the intention of selling 1,700,000 newly issued shares of Common Stock by the Company and providing for the sale of approximately 500,000 shares of Common Stock by existing stockholders, option holders and warrant holders.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None




                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The section of the Company's 1997 Proxy Statement entitled "Election of Directors" is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

         The section of the 1997 Proxy Statement entitled "Executive Compensation" is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

         The section of the 1997 Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section of the 1997 Proxy Statement entitled "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                    PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                 ON FORM 8-K


         (a)(1) and (2).  The Company's audited financial statements are included herewith as Item 8 beginning on page 17.

         (a)(3) and (c).  The Company filed a Current Report on Form 8-k with the Commission on March 11, 1997. Exhibits (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT
NUMBER                            DESCRIPTION
  +3.1      Amended and Restated Certificate of Incorporation

 3.1.1      Certificate of Elimination regarding Series A
            Convertible Preferred Stock

 +10.1      Agreement with Americorp Financial, Inc. re: Leasing
            Services, dated March 22, 1995

10.1.1      Amendment dated September 16, 1996, to Agreement with
            Americorp Financial, Inc.

  10.3      Intentionally Omitted

  10.4      Intentionally Omitted

 +10.5      Distributorship Agreement with CO-Medical, Inc., dated
            February 17, 1992

 +10.6      Distributorship Agreement with Clinical Technology
            Inc., dated August 1, 1992


  10.7      Intentionally Omitted

  10.8      Intentionally Omitted

 +10.9 Distributorship Agreement with Advanced Medical, Inc., dated September 1, 1991

+10.10 Distributorship Agreement with Healthcare Technology, dated October 9, 1991

 10.11      Intentionally Omitted


 10.12      Intentionally Omitted

+10.14 Sales Agreement with Pharmacy Corporation of America, dated March 17, 1995

+10.15      Sales & Marketing Agreement with Alpha Group, dated
            November 6, 1995


  EXHIBIT
  NUMBER                            DESCRIPTION
  +10.16      Foreign Distributorship Agreement with MED-O-GEN INC.,
              dated September 22, 1995

  +10.17      Foreign Distributorship Agreement with Yoon Duk
              Separation Technology, dated April 17, 1995

  +10.18      Foreign Distributorship Agreement with Upwards
              Biosystems Ltd., dated March 8, 1995


  +10.19      Foreign Distributorship Agreement with Grupo Grifols,
              S.A., dated September 17, 1993

  +10.20 Foreign Distributorship Agreement with JMS Company, dated March 22, 1996

  +10.21      Foreign Distributorship Agreement with Brasimpex

  +10.22      Foreign Distributorship Agreements with Medicare (s)
              PTE LTD., dated February 10, 1995

   10.23      Intentionally Omitted


   10.24      Intentionally Omitted

  +10.25      Master Lease Agreement with Comdisco, Inc., dated
              August 9, 1994

  +10.26      Stock Option Plan

  +10.27      Lease for Real Property located at 5601 West Howard,
              Niles, Illinois, dated as of May 31, 1994

 10.27.1      Amendment, dated October 30, 1996, to Lease for Real
              Property located at 5601 West Howard, Niles, Illinois


  +10.29      Employment Agreement for Anil Rastogi

 ++10.30 Asset Purchase Agreement dated February 25, 1997, by and among Sabratek Corporation, Rocap, Inc. and
              Elliott Mandell

+++10.31      Employment Agreement for Stephen L. Holden

 ++10.32      Employment Agreement for Elliott Mandell

+++10.33      Lease Agreement for property located at 11 Sixth Road,
              Woburn, Massachusetts, dated February 1, 1997


+++10.34      Lease Agreement for property located at 5 Constitution
              Way, Woburn, Massachusetts, dated June 26, 1995

    11.1      Computation of Per Share Earnings

EXHIBIT
NUMBER            DESCRIPTION
  21.0      List of Subsidiaries

  23.1      Consent of KPMG Peat Marwick LLP

  27.0      Financial Data Schedule


----------------
  * Incorporated by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on June 21, 1996, file No. 333-3866.

  ** Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on March 11, 1997.

 *** Incoprorated by refernce to the Company's Registration Statement on Form. S-1 filed with the Commission on March 17, 1997 File
          No. 333-23437

          (b) Financial Statement Schedules

                                   SIGNATURES

         Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SABRATEK CORPORATION

                              By:  /s/ K. Shan Padda
                                   ------------------------------------
                                   Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1997.

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned hereby constitute and appoint K. Shan Padda and Stephen L. Holden their true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

SIGNATURE                                                                    TITLE
---------                                                                    -----
/s/ K. Shan Padda                                  Chairman of the Board and Chief Executive Officer
----------------------------------
         K. Shan Padda

/s/ Anil Rastogi                                   President and Chief Operating Officer
----------------------------------
         Anil Rastogi

/s/ Doron C. Levitas                               Vice Chairman of the Board, Vice President--International
----------------------------------                 Operations, Secretary and Director
         Doron C. Levitas


/s/ Stephen L. Holden                              Senior Vice President and Chief Financial Officer,
----------------------------------                 Principal Financial Officer
         Stephen L. Holden

/s/ Scott Skooglund                                Vice President--Finance and Assistant Secretary,
----------------------------------                 Principal Accounting Officer
         Scott Skooglund

/s/ William D. Lautman                             Director
----------------------------------
         William D. Lautman

/s/ L. Peter Smith                                 Director
----------------------------------
         L. Peter Smith

/s/ Scott Hodes                                    Director
----------------------------------
         Scott Hodes

/s/ Edson Spencer, Jr.                             Director
----------------------------------
         Edson Spencer, Jr.

/s/ Marvin Samson                                  Director
----------------------------------
         Marvin Samson

/s/ William H. Lomicka
----------------------------------
         William H. Lomicka                        Director

/s/ Mark Lampert
----------------------------------
         Mark Lampert                              Director
