Form 10-Q
period 1997-03-31
SABRATEK CORP
filed 1997-05-15
CIK 1012480

WRITER'S DIRECT LINE
                                 (312) 750-3501



                                                   May 15, 1997

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Attention:  Filing Desk

         Re:      Sabratek Corporation
                  Quarterly Report on Form 10-Q
                  For the Quarter Ended March 31, 1997

Dear Sir or Madam:

         On  behalf  of  Sabratek  Corporation,   a  Delaware  corporation  (the
"Company"), we hereby submit electronically the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

         Manually executed signature pages have been executed prior to the time of this electronic filing and will be retained by the Company for five years.

         Please contact the undersigned at (312) 750-3501 at your earliest convenience with any questions you may have.

                                  Very truly yours,

                                  /s/ David S. Guin

                                  David S. Guin

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 1997


                         Commission File Number 1-11831
                              SABRATEK CORPORATION
             (Exact name of registrant as specified in its charter)
                                   36-3700639
                     (I.R.S. Employer Identification Number)

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

                                    Yes X         No


As of May 12, 1997, 9,782,579 shares of Sabratek Corporation's Common Stock were outstanding.

                                               SABRATEK CORPORATION

                                                     FORM 10-Q
                                   For the Quarterly Period Ended March 31, 1997
                                                 TABLE OF CONTENTS


PART I            FINANCIAL INFORMATION
                                                                                                               Page
Item 1.           Financial Statements

                  Balance Sheets
                  March 31, 1997 (Unaudited) and December 31, 1996..........................................     3

                  Statements of Operations
                  Three Months Ended March 31, 1997 and 1996 (Unaudited)....................................     4

                  Statements of Cash Flows
                  Three Months Ended March 31, 1997 and 1996 (Unaudited)....................................     5

                  Notes to Financial Statements (Unaudited).................................................     6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.................................................................................    8


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................11

Item 2.           Changes In Securities..........................................................................11

Item 6.           Exhibits and Reports on Form 8-K...............................................................11


                                               SABRATEK CORPORATION
                                                  BALANCE SHEETS
                                         (In thousands, except share data)

                                                                           March 31,                 December 31,
                                                                             1997                        1996
                                                                            ------                      -----
                             ASSETS                                       (Unaudited)
Current assets:
   Cash & cash equivalents                                                    $6,372                   $ 10,447
   Short-term investments in marketable securities                             3,492                      4,352
   Receivables:
        Trade, net of allowance for doubtful accounts
        of $275 and $146 at March 31, 1997                                    11,757                      8,305
        and December 31, 1996, respectively
        Other                                                                      -                        125
                                                                            --------                    -------
   Total receivables                                                          11,757                      8,430
                                                                             -------                    -------
   Inventories                                                                 6,326                      5,049
   Other current assets                                                          819                        586
                                                                            --------                   --------
Total current assets                                                          28,766                     28,864
                                                                             -------                    -------
Property, plant and equipment, net                                             2,103                      1,775
Intangible assets, net                                                         4,424                         41
Notes receivable                                                                 802                        200
Long-term investments in marketable securities                                 2,001                      2,012
Other                                                                             72                         59
                                                                            --------                  ---------
                                                                             $38,168                    $32,951
                                                                             =======                    =======

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                              $168                      $168
   Current portion of capital lease obligation                                   107                       132
   Current portion of long-term debt                                             152                         3
   Accounts payable                                                            2,133                     2,247
   Accrued expenses:
        Payroll & commissions                                                  1,446                     1,265
        Warranty                                                                 277                       236
        Other                                                                    731                        86
   Due to affiliated company                                                     132                       140
                                                                              ------                    ------
Total current liabilities                                                      5,146                     4,277
                                                                              ------                    ------
Long-term capital lease obligation                                                 7                        23
Long-term debt                                                                     1                         1
                                                                            --------                  --------
Total liabilities                                                              5,154                     4,301
                                                                              ------                    ------
Stockholders' equity:
   Common stock, par value $.01, issued and                                       84                        82
     outstanding; 8,413,568 at March 31, 1997,
     8,196,981 at December 31, 1996
   Additional paid-in capital                                                 46,210                    42,891
   Deferred compensation                                                        (16)                      (17)
   Unrealized gains                                                                -                         4
   Accumulated deficit                                                      (13,264)                  (14,310)
                                                                            --------                  --------
Total stockholders' equity                                                    33,014                    28,650
                                                                             -------                   -------
                                                                             $38,168                   $32,951
                                                                             =======                   =======


                                  See accompanying notes to financial statements

                              SABRATEK CORPORATION
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (UNAUDITED)





                                                       Three Months Ended
                                                            March 31,
                                                --------------------------------

                                                         1997           1996
                                                --------------------------------

Net sales                                              $7,467         $2,944

Cost of sales                                           3,027          1,456
                                                --------------------------------

Gross margin                                            4,440          1,488

Selling, general and administrative expenses            3,499          1,476
                                                --------------------------------

Operating income                                          941             12

Other income (expense):
   Interest income                                        143              2
   Interest expense                                       (5)          (104)
   Stock appreciation rights                                -        (1,626)
   Other                                                 (12)              -
                                                --------------------------------

Net income (loss) before taxes                          1,067        (1,716)

   Income tax expense                                      21              -
                                                --------------------------------

Net income (loss)                                      $1,046       $(1,716)
                                                ================================

Weighted average shares outstanding (1996 pro           9,536          6,610
forma)
                                                ================================

Net income (loss) per share (1996 pro forma)              $0.11        $(0.25)
                                                ================================

                 See accompanying notes to financial statements.

                              SABRATEK CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)


                                                                    Three Months Ended
                                                         ----------------------------------------------
                                                             March 31                March 31,
                                                               1997                     1996
                                                         ----------------------------------------------

Cash flows from operating activities:
   Net income (loss)                                              $ 1,046                $ (1,716)
   Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
      Depreciation and amortization                                   133                       69
      Stock appreciation rights expense                                 -                    1,628
      Non-cash expense                                                 31                        -
      Provision for bad debts                                          69                       17
      Changes in assets and liabilities
         Receivables                                              (2,989)                    (805)
         Other receivable                                             125                        -
         Inventories                                              (1,264)                    (197)
         Accounts payable                                           (773)                    (519)
         Accrued expenses                                             660                      132
         Due to affiliated company                                    (8)                       11
         Other                                                      (228)                    (119)
                                                         ----------------------------------------------
Net cash used in operating activities                             (3,198)                  (1,499)
                                                         ----------------------------------------------

Cash flows from investing activities:
   Purchases of property, plant, equipment                          (206)                     (41)
   Sale and maturity of marketable securities                         867                        -
   Purchase of Rocap, Inc., net of cash acquired                  (1,283)                        -
   Issuance of note receivable                                      (602)                        -
                                                         ----------------------------------------------
Net cash used in investing activities                             (1,224)                     (41)
                                                         ----------------------------------------------

Cash flows from financing activities:
   Repayment of short-term debt                                         -                    (320)
   Repayment of long-term debt                                        (1)                      (1)
   Proceeds from issuance of long-term debt                             -                    1,590
   Payments of capital lease, net                                    (41)                     (40)
   Proceeds from exercise of stock options and warrants               389                        -
   Proceeds from issuance of stock, net                                 -                    1,556
                                                         ----------------------------------------------
Net cash provided by financing activities                             347                    2,785
                                                         ----------------------------------------------
Increase (decrease) in cash                                       (4,075)                    1,245
Cash and cash equivalents at beginning of period                   10,447                        8
                                                         ----------------------------------------------
Cash and cash equivalents at end of period                       $  6,372                 $  1,253
                                                         ==============================================


                                  See accompanying notes to financial statements

                              SABRATEK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1997 and 1996
                                   (UNAUDITED)

(1)      Financial Statements

         The financial statements included herein have been prepared by the Company, without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for fair presentation of the results of operations for the three month period ended March 31, 1997 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's Form 10-K filed by the Company with the Securities and Exchange Commission for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

(2)      Acquisition

         On February 25, 1997, the Company purchased substantially all of the assets of Rocap, Inc., a Massachusetts corporation ("Rocap"), which produces and markets pre-packaged injectable prescription pharmaceuticals and pre-filled flush syringes. Terms of the purchase are summarized as follows:

     1) $100,000 in cash.

     2) Forgiveness of $300,000 in debt owed to the Company as evidenced by a bridge loan agreement entered into on January 15, 1997.

     3) $2,900,000 in common stock of the Company which is contingently valued at 131,593 shares. Final shares deliverable will be determined by the Company's stock price at July 1, 1997. The Company has the option to pay in cash rather than shares.

     4) Assumption of $650,078 in net liabilities.

         Using the purchase method of accounting, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values. This treatment resulted in the excess of the purchase price over the estimated fair value of net tangible assets acquired being recorded as goodwill of $4,404,570. The results of operations acquired have been included in the statement of operations since the date of acquisition.

(3)      Notes Receivable

         The Company has loaned $802,000 to two non-affiliated corporations in the form of four separate Non-Negotiable Promissory Notes due upon demand at various dates between May 1, 1997 and February 28, 1999. The notes bear interest at a rate of 5.5% for $600,000 of the principal amount and 6% for $202,000 of the principal amount.

(4)      Supplemental Disclosures of Cash Flow Information

         Cash paid for interest during the three month periods ended March 31, 1997 and 1996 was $5,138 and $27,255, respectively.

(5)      Stock Options

         During the three month period ended March 31, 1997, the Company issued 8,628 shares, in aggregate, of common stock upon the exercise of stock options pursuant to the Sabratek Corporation Amended and Restated 1993 Stock Option Plan (the "Plan"). The option exercises resulted in proceeds to the Company of $67,279, in aggregate.

         Options for a total of 226,304 shares of common stock were granted during the period pursuant to the Plan at an exercise price equal to the fair market value on the date of grant. The stock options vest over a multi-year period.

(6)      Warrants

         During the three month period ended March 31, 1997, the Company issued 76,367 shares, in aggregate, of common stock upon the exercise of warrants. The warrant exercises resulted in proceeds to the Company of $322,000, in aggregate.

(7)      Subsequent Events

         In April, 1997, the Company completed a public offering for 1,291,486 primary shares of common stock and 176,574 shares of common stock by and for the account of existing stockholders at a price to the public of $18.00. Proceeds to the Company were $21,968,177 after underwriters' discounts and commissions.

(8)      Recent Accounting Pronouncement

         In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"). Implementation of SFAS No. 128 is required for the periods ending after December 15, 1997. The standard establishes new methods for computing and presenting EPS and replaces the presentation of primary and fully-diluted EPS with basic and diluted EPS. The new methods under this standard are not expected to have a significant impact on the Company's EPS amounts.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Since its inception in 1989, through 1991, the Company was in its development stage and engaged primarily in research and development product engineering and activities related to obtaining clearance from the FDA for its first product, the 3030 Stationary Pump. The Company has a limited operating history and, although profitable for the last three calendar quarters, has experienced significant operating losses since inception. Upon receiving FDA clearance for the 3030 Stationary Pump in mid-1992, the Company focused its efforts on creating a domestic and international sales and marketing network, as well as a manufacturing capability, to assist in the distribution of its first product to the alternate-site health care market. Concurrent with these sales and marketing activities, the Company continued to fund the research, development and regulatory clearance activities of other device and software products.

         The Company commercially launched the 6060 Ambulatory Pump and related disposable supplies in late 1995 and its MediVIEW and PumpMaster in late 1996. Since then, the Company has continued its sales and marketing activities domestically and internationally for the distribution of its products and continued to fund the research and development of additional products. On Februray 25, 1997, the Company acquired substantially all the assets of Rocap which produces and markets pre-packaged injectable prescripton pharmaceuticals and pre-filled flush syringes. In addition, the Company derives revenues from the rental of its multi-therapy infusion devices, servicing of products, and the sale of extended warranties.

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

Results of Operations

Three months ended March 31, 1997 vs. Three months ended March 31, 1996

         Net Sales. Net sales increased $4.6 million to $7.5 million for the three month period ended March 31, 1997 as compared to the three month period ended March 31, 1996, an increase of 159%. The increase is attributable to several factors; incremental sales volume of the 3030 Stationary Pump and the 6060 Ambulatory Pump and their related disposables, an increase in the average per unit selling price due to a higher ratio of direct sales versus distributor sales, sales of the Rocap product line (Rocap was acquired in February, 1997), and the addition of the MediVIEW and PumpMaster products.

         Cost of Sales. Cost of sales increased $1.5 million to $3.0 million for the three month period ended March 31, 1997 as compared to $1.5 million for the three month period ended March 31, 1996, an increase of 100%. Approximately $1.4 million of the increase represents direct product costs associated with incremental sales-volume. The balance of the increase is attributable to costs relating to the expansion of production capacity.

         Gross Margin. Gross margin increased $2.9 million to $4.4 million for the three month period ended March 31, 1997 as compared to $1.5 million for the three month period ended March 31, 1996, an increase of 193%. The increase is due primarily to increased unit sales volume and the variable contribution margin thereon as well as higher average pricing levels and a more favorable product mix of the 6060 Ambulatory Pump volume to the 3030 Stationary Pump volume.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.0 million to $3.5 million for the three month period ended March 31, 1997 as compared to $1.5 million for the three month period ended March 31, 1996, an increase of 133%. The increase is due to the expansion of the Company's direct sales force and clinical support staff and the associated travel expenses, as well as greater commission expense associated with increased sales. Also contributing to the increase was the addition of administrative and management personnel, as well as the expansion of the Niles, Illinois facility. Selling, general and administrative expenses decreased as a percent of sales to 47% for the three month period ended March 31, 1997 from 52% for the three month period ended March 31, 1996.

         Operating Income. Operating income increased $929,000 to $941,000 for the three month period ended March 31, 1997 as compared to $12,000 for the three month period ended March 31, 1996. Operating income as a percent of sales increased to 13% for the three month period ended March 31, 1997 from less than 1% for the three month period ended March 31, 1996. The increase in operating income was due to incremental gross margin generated by increased sales volume of new and existing products and higher average selling prices as discussed above.

         Interest Income. Interest income increased to $143,000 for the three month period ended March 31, 1997 as compared to $2,000 for the three month period ended March 31, 1996. The increase reflects the investment return of unused proceeds from the Company's initial public offering which occurred in June, 1996.

         Interest Expense. Interest expense decreased to $5,000 for the three month period ended March 31, 1997 as compared to $104,000 for the three month period ended March 31, 1996. The decrease is attributable to the elimination and conversion of all convertible debt outstanding in conjunction with the Company's initial public offering in June, 1996.

         Stock Appreciation Rights Expense. No stock appreciation rights expense is recorded for the three month period ended March 31, 1997. The stock appreciation rights expense for the three month period ended March 31, 1996 of $1.6 million was non-recurring.

         Income Tax Provision. Income tax provision of $21,000 for the three month period ended March 31, 1997 reflects an effective rate for Alternative Minimum Tax. The Company expects allowable net operating loss carryforwards to offset pretax income for its 1997 tax year. Due to net losses for the three month period ended March 31, 1996, the Company did not incur any federal or state income tax liability for the period.

         Net Income (Loss). Net income for the three month period ended March 31, 1997 was $1.0 million as compared to a net loss of $1.7 million for the three month period ended March 31, 1996. Net income for the three month period ended March 31, 1997 was achieved primarily as a result of incremental gross margin generated by increased unit sales volume of new and existing products and higher average selling prices. Also contributing to net income was increased interest income from the investment of excess cash and the absence of interest expense relating to convertible debt.

Liquidity and Capital Resources

         In June, 1996, the Company completed an initial public offering with proceeds of $26.7 million, after underwriters' discounts and commissions. As of March 31, 1997, cash balances were invested in U.S. Treasury Bills, U.S. Treasury Notes, a short-term bond mutual fund, and a money market account.

         As of March 31, 1997, the Company had approximately $11.9 million in cash, cash equivalents, short-term and long-term investments in marketable securities, and had net working capital of approximately $24.0 million. During the three months ended March 31, 1997, the Company entered into a credit agreement with up to $9.5 million of available borrowing. Subsequent to March 31, 1997 the Company completed a secondary public offering with proceeds of approximately $22.0 million, after underwriters' discounts and commissions.

         The Company used cash in its operations of approximately $3.2 million for the three months ended March 31, 1997. Cash used in operations for the period exceeds the Company's operating results for the same period due, primarily, to the growth in trade accounts receivable and inventories as a result of actual and anticipated growth in sales volume.

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

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

                  On February  5, 1997,  SIMS  Deltec  filed a complaint  in the
United States District Court for the District of Minnesota alleging that Sabratek's manufacture, use and/or sale of the MediVIEW software in conjunction with its infusion pumps infringes on a patent entitled "Systems and Methods of Communicating with Ambulatory Medical Devices Such as Drug Delivery Devices" previously issued to SIMS Deltec. Subsequently, SIMS Deltec filed an amended pleading that raised additional claims against Sabratek and two of its employees including trade secret misappropriation, unfair competition and interference with SIMS Deltec's customers. SIMS Deltec seeks injunctive relief, unspecified monetary damages and costs. In addition, SIMS Deltec filed for a preliminary injunction against Sabratek seeking to prevent on a preliminary basis Sabratek's manufacture and sale of the MediVIEW system. The Company and the individual defendants intend to vigorously defend against the allegations made by SIMS Deltec. Protracted litigation or an adverse outcome in this matter could have a material adverse impact on the Company's business, financial condition and results of operations.

Item 2.  Changes In Securities

                  During the period covered by this report, the Company issued the following securities without registration under the Securities Act of 1933, as amended.

                  From January 14, 1997 to March 31, 1997, the Company issued 76,367 shares of common stock upon the exercise of warrants and options not covered by a registration statement. The Company received proceeds of approximately $322,000 upon the exercise of such warrants. All such issuances of common stock were exempt from registration pursuant to Section 4(2) of the Securitise Act of 1933, as amended.

                  On February 25, 1997, the Company issued 131,593 shares of Common Stock valued at $2,900,000 to Rocap, Inc. as partial consideration for the acquisition of substantially all of the assets of Rocap. This sale was exempt from registration in reliance on Section 4(2) of the Act.


Item 6.  Exhibits and Reports on Form 8-K

(a)               Exhibits


                                                                                           Page            Incorporation
    Exhibit                                                                             Number (if         by Reference
    Number                            Description of Documents                          applicable)       (if applicable)
    ------                            ------------------------                          -----------       ---------------

       2
      3.1         Articles of Incorporation                                                                      +
      3.2         ByLaws                                                                                         +
     10.1         Agreement with Americorp Financial, Inc. re: Leasing                                           +
                  Services, dated March 22, 1995



    10.1.1        Amendment, dated September 16, 1996, to Agreement                                             +++
                  with Americorp Financial, Inc.
     10.2         Agreement with Clintec Nutrition Company re:                                                   +
                  Development Agreement, dated September 1, 1995
     10.3         Intentionally Omitted
     10.4         Intentionally Omitted
     10.5         Distributorship Agreement with CO-Medical, Inc.,                                               +
                  dated February 17, 1992
     10.6         Distributorship Agreement with Clinical Technology                                             +
                  Inc., dated August 1, 1992
     10.7         Intentionally Omitted
     10.8         Intentionally Omitted
     10.9         Distributorship Agreement with Advanced Medical,                                               +
                  Inc., dated September 1, 1991
     10.10        Distributorship Agreement with Healthcare                                                      +
                  Technology, dated October 9, 1991
     10.11        Intentionally Omitted
     10.12        Intentionally Omitted
     10.13        Pump Contract with Chartwell Home Therapies, dated                                             +
                  November 22, 1993
     10.14        Sales Agreement with Pharmacy Corporation of                                                   +
                  America, dated March 17, 1995
     10.15        Sales & Marketing Agreement with Alpha                                                         +
                  Group, dated November 6, 1995
     10.16        Foreign Distributorship Agreement with MED-O-GEN                                               +
                  INC., dated September 22, 1995
     10.17        Foreign Distributorship Agreement with Yoon Duk                                                +
                  Separation Technology, dated April 17, 1995
     10.18        Foreign Distributorship Agreement with Upwards                                                 +
                  Biosystems Ltd., dated March 8, 1995
     10.19        Foreign Distributorship Agreement with Grupo Grifols,                                          +
                  S.A., dated September 17, 1993
     10.20        Foreign Distributorship Agreement with JMS                                                     +
                  Company, dated March 22, 1996
     10.21        Foreign Distributorship Agreement with Brasimpex                                               +
     10.22        Foreign Distributorship Agreements with Medicare (s)                                           +
                  PTE LTD., dated February 10, 1995
     10.23        Intentionally Omitted




     10.24        Intentionally Omitted
     10.25        Master Lease Agreement with Comdisco, Inc., dated                                              +
                  August 9, 1994
     10.26        Stock Option Plan                                                                              +
     10.27        Lease for Real Property located at 5601 West Howard,                                           +
                  Niles, Illinois, dated as of May 31, 1994
    10.27.1       Amendment, dated October 30, 1996, to Lease for Real                                          +++
                  Property located at 5601 West Howard, Niles, Illinois
     10.28        Employment Agreement for K. Shan Padda                                                         +
     10.29        Employment Agreement for Anil Rastogi                                                          +
     10.30        Asset Purchase Agreement, dated February 25, 1997,                                            ++
                  by and among Sabratek Corporation; Rocap, Inc. and
                  Elliott Mandell
     10.31        Employment Agreement for Stephen L. Holden                                                   ++++
     10.32        Employment Agreement for Elliott Mandell                                                      ++
     10.33        Lease Agreement for property located at 11 Sixth                                             ++++
                  Road, Woburn, Massachusetts, dated February 1, 1997
     10.34        Lease Agreement for property located at 5 Constitution                                       ++++
                  Way, Woburn, Massachusetts, dated June 26, 1995
     10.35        Lease Agreement for property located at 1629 Prime                        E-1
                  Court, Suite 100, Orlando, Florida, dated March 11,
                  1997
     11.1         Statement re: computation of per share earnings                          E-16
      27          Financial Data Schedule                                                  E-17


+ Incorporated by reference to the Company's Registration Statement on Form S-1, declared effective by the Commission on June 21, 1996 (File No. 333-3866).

++ Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on March 11, 1997.

+++ Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission on March 31, 1997.

++++ Originally filed as an Exhibit to the Registration Statement on Form S-1 on March 17, 1997.


(b)      Reports on Form 8-K

         The Company's current report on Form 8-K, dated February 25, 1997 (filed March 12, 1997), is incorporated herein by this reference.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SABRATEK CORPORATION





Date:  May 14, 1997                 By:    /s/ K. Shan Padda
                                       ------------------------
                                          K. Shan Padda
                                          Chairman and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.





Date:  May 14, 1997                 By:   /s/ Stephen L. Holden
                                       ----------------------------
                                          Stephen L. Holden
                                          Principal Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the chief accounting officer of the registrant.





Date:  May 14, 1997                   By:    /s/ Scott Skooglund
                                         --------------------------
                                            Scott Skooglund
                                            Chief Accounting Officer

                                  EXHIBIT 10.35


Airport III                      LEASE AGREEMENT

THIS AGREEMENT, made and entered into effective the 11th day of March, 1997, at Orlando, Florida between Weeks Realty, L.P. (Lessor) and Sabratek Corporation d.b.a. Rocap, a division of Sabratek Corporation (Lessee).

WITNESSETH:

Premises
--------

1. Lessor, in consideration of the payments to it by Lessee of the rents herein contained, which Lessee agrees to promptly pay, and in consideration of the performance by Lessee of the covenants hereinafter provided, which Lessee agrees to fully and promptly perform, does hereby lease to Lessee:

         A) Approximately 14,400 square feet of space, hereinafter referred to as the "Leased Premises," as shown outlined in red on the plan attached hereto as "Exhibit A" and incorporated herein by reference; located at 1629 Prime Court, Suite 100, Orlando, FL 32809 and known as Airport Commerce Center (Orange County, Florida) according to the present system of naming streets and numbering buildings.

         B) The Leased Premises constitutes 33% of the total leasable area within the Building.

Term
----

2. The term of this Lease shall be for a period of 120 months beginning June 1, 1997, and ending on May 31, 2007. This period shall be referred to as the "Lease Term".

Rental
------

3. During the first year of the Lease Term as Total Rental for the use and occupancy of the Leased Premises, Lessee shall pay to Lessor in lawful money of The United States of America the sum of $104,400 per year payable at the rate of $8,700.00 per month, plus Florida State sales tax, in advance on the first day of each and every month during said lease term. The Total Rental includes the annual Operating Expense Factor of $1,500.00 described in Paragraph 6, "Operating Expenses" of this lease, and an annual Base Rent of $7,200.00.

         A) Lessee has deposited with Lessor simultaneously with Lessee's execution of this lease, the sum of $8,700.00 plus Florida State sales tax for a total of $9,222.00 which will be credited to Lessee for payment of the first month's rent.

         B) If this lease commences on a day other than the first day of the month, the first monthly installment of rent shall be adjusted and prorated so that Lessee shall only pay rent for the actual number of days in the first month of said term. For all other months Lessee shall pay the full monthly installment on the first day of each and every month.

                                     - E-1 -

         C) Rent shall be mailed or delivered by Lessee to Lessor at such place as Lessor may designate in writing, and rent shall be payable promptly on the first day of each and every month without prior demand therefor by Lessor.

         D) Lessee hereby agrees with Lessor that in the event that rental and other sums due hereunder are received after the tenth (10th) day of the month in which they are due, Lessee shall

         E) The Base Rental as set forth above in this paragraph shall be increased by twelve percent (12%) beginning on the sixth year of the Lease Term.

Additional Rent
---------------

4. In addition to rent set forth herein, all other payments to be made by Lessee to Lessor (including, but not limited to, reimbursement for any special or extraordinary services requested or required by Lessee) shall be deemed to be and shall become additional rent hereunder, whether or not the same be designated as such; and shall be due and payable within thirty (30) days following demand by Lessor or together with the next succeeding installment of rent, whichever shall first occur, together with sales tax thereon; and Lessor shall have the same remedies for failure to pay the same as for a non-payment of rent.

Security Deposit
----------------

5. Lessee shall, upon the execution of this lease, deposit with Lessor as security for the payment of rent and the performance of all other covenants to be performed by Lessee, the sum of $9,222.00. Said security deposit shall be non-interest bearing. If Lessee defaults in the payment of any monthly rental installment within five (5) days after receipt of written demand therefor or fails to perform any other covenant within ten (10) days after receipt of written demand therefor, Lessor, at its option, may apply sufficient sums from the security deposit towards payment thereof. If Lessor elects to so apply the security deposit, or any part thereof, Lessee shall be obliged to immediately replenish the security deposit for the amount so applied by Lessor. The total security deposit shall be held by Lessor until expiration of the initial term or until expiration of any renewal term if any renewal option which exists is exercised, and the unused portion of the security deposit not having been used to repair and/or restore any damage resulting from Lessee's actions or neglect to the Leased Premises shall be refunded by Lessor to Lessee at the end of the term of this lease or any renewal thereof. The security deposit shall not be applied to rent except upon approval of Lessor.

Operating Expenses
------------------

6. The Total Rental set forth in Paragraph 3, "Rental" above includes the "Operating Expense Factor" equal to $1.25 per square foot of the Leased Premises, per year to cover Lessee's prorata share (see Paragraph 1.) of the projected Operating Expenses of the Building, site and the parking and landscape areas for the calendar year in which this Lease commences. The term "Operating Expenses" used in this Lease Agreement represents the total annualized cost of operating the property including, but is not limited to, common and exterior area Maintenance and Service costs, Real Estate Taxes and Assessments, Insurance Premiums, and other reasonable costs associated with management and operation of the Property. Costs shall not include depreciation on any improvement, any major capital expenses or improvements, particularly major re-roofing or pavement re-surfacing work; moving or relocation

                                     - E-2 -
costs; legal or collection costs; remodeling costs; commissions and salaries of employees of the Property. Excepting adjustments resulting from increases in Real Estate taxes and insurance premiums, annual increases in the Operating Expense Factor will be limited to five percent (5%) cumulatively.

         A) Specifically, Common Maintenance and Service costs shall include routine cleaning and maintenance of the exterior of the Leased Premises to include periodic window cleaning; the cleaning, maintenance and sweeping of the parking lot and sidewalks; the care and maintenance of the landscaping and landscaped areas to include the retention pond areas and irrigation systems; common area security lighting and other power charges, if any; domestic and irrigation water, sanitary sewer charges and assessments; routine rubbish collection, if any; and any other costs customarily considered reasonable as common maintenance and service costs.

         B) Real Estate Taxes and Assessments shall include real estate taxes or any new and different taxes, and assessments levied or charged against the entire land and building as a completed office building. All sales tax on rents and personal property taxes charged or levied against Lessee's furniture, fixtures and equipment in the Leased Premises shall be paid by Lessee.

         C) Insurance costs shall include the cost of insuring the Building against loss by fire or casualty with extended coverage, including insurance of rents, in an amount(s) determined by the Lessor. In the event the cost of premiums on said fire and extended insurance increases due to the hazardous nature of the use and occupancy by Lessee of the Leased Premises, then the entire increase in insurance cost shall be paid by Lessee in a lump sum within thirty (30) days following receipt of invoice from the Lessor.

         D) Commencing on the first day of the calendar year following lease commencement, and continuing thereafter throughout the term of this lease and any renewal, the Operating Expense Factor of the Total Rental set forth in Paragraph 3, "Rent" may be periodically adjusted to reflect Lessee's prorata share of actual or estimated decreases or increases in Operating Expenses. Lessor shall provide the cost data upon which the determination of costs and increases are based in a format it shall determine to be consistent with reasonable and customary business practice. In the event that actual operating expenses for a preceding period are less than the sum ("Factor") paid by the Lessee under this provision, Lessor shall refund or credit such excess to the account of the Lessee; if the sum collected is less than the actual operating expenses, Lessee shall reimburse Lessor for such variation upon invoice therefor accompanied by supporting data.

Construction
------------

7. The Lessor hereby agrees to complete the improvements to the Leased Premises as shown in Exhibit "B" attached hereto. Lessor shall make its best efforts to complete construction of the premises by June 1, 1997 but if the construction is not substantially completed and the Leased Premises are not available for occupancy by said date, Lessee shall have no claim against Lessor due to such delay, excepting that the term of this lease shall not commence until the Leased Premises are deemed to be available to Lessee. The Leased Premises shall be deemed to be available to Lessee when construction by Lessor is substantially completed (notwithstanding the necessity of minor repairs and adjustments still to be made by the Lessor, or notwithstanding that Lessee has not completed installation and/or connection of his fixtures and/or equipment) or when Lessee actually occupies the Leased Premises whichever occurs first.

                                     - E-3 -

Utilities
---------

8. Lessee shall pay for electric power consumed at its Leased Premises, which shall be separately metered.

         A) Lessor shall furnish water and sewer services to the Leased Premises and Lessee shall reimburse Lessor for these charges as part of the "Operating Expense Factor" (Paragraph 6.) in accordance with an allocation of total usage (number of gallons per day) for the Leased Premises.

         B) Lessor reserves the right to install, at Lessor's discretion, separate meters for any public utility.

         C) Lessee shall arrange and pay for trash collection services at the Leased Premises.

Insurance
---------

9. Lessor shall arrange to insure the Building of which the Leased Premises form a part against loss by fire or casualty with extended coverage in an amount determined by the Lessor and said policies shall include a standard waiver of subrogation clause against Lessee.

         A) Lessee shall at all times and at its cost maintain comprehensive public liability insurance on the Leased Premises with limits of at least $1,000,000.00 for personal injury, and death, and property damage. Said public liability policies shall carry both the names of Lessor and Lessee as the named insured as their respective interest may appear and Lessee shall provide Lessor with a copy thereof prior to the lease commencement date and shall exhibit receipts showing payment of premiums on request from Lessor. Such policy shall further provide that the insurer shall not cancel, alter or allow expiration or other termination thereof without at least thirty (30) days' prior written notice from such insurer to Lessor.

         B) Lessee shall at all times and at its expense maintain insurance against loss by fire and other casualty with extended coverage on its furniture, fixtures, inventory, equipment, supplies and personal property, and said policies shall include a standard waiver of subrogation clause against Lessor.

Use of Premises
---------------

10. Lessee shall use and occupy the Leased Premises only for use as an office, warehouse and production facility for medical systems and pharmaceutical products and for no other purpose without Lessor's prior written consent.

         A) No routine repair or servicing of any automobile or truck shall be allowed in the Leased Premises, in any parking or loading areas, roadways or other areas serving the Building or within the Complex. No vehicle abandoned or disabled or in a state of non-operation or disrepair shall be left upon the property of the Lessor, and Lessee shall enforce this restriction against Lessee's employees, agents, visitors, licensees, invitees, contractors and customers. Should Lessor determine that a violation of this restriction has occurred, Lessor shall have the right to cause the offending vehicle, equipment, trailer or machinery to be removed from Lessor's property, and all costs of such removal shall be the obligation

                                     - E-4 -
of the Lessee responsible for such vehicle under the terms of the lease and shall be reimbursed to the Lessor by Lessee within ten (10) days of written notice to Lessee.

         B) Lessor hereby grants to Lessee, its employees, guests and invitees the right to use the off-street parking lot on which the Building is situated. Said parking lot shall be used by the Lessee, its employees, guests and invitees, in common with other lessees of said Building, their employees, guests and invitees, and in common with the Lessor and its employees, guests and invitees. If the Lessor designates a portion of the parking lot for employee parking, employees of the Lessee shall use that portion of the lot thereby leaving the remaining parking spaces in the lot open for guest in and out traffic. At all times in the absence of designated parking, Lessee, its employees and guests, shall use those parking areas closest to Lessee's premises to the extent possible. Lessee shall have thirty-five parking spaces of which five shall be reserved for the exclusive use of Lessee.

         C) Automobiles and/or trucks shall not routinely be stored in the Leased Premises.

Interruption of Service
-----------------------

11. Lessor does not warrant that any services to be provided by Lessor will be free from interruption due to causes beyond Lessor's reasonable control. In the event of temporary interruption of services or unavoidable delay in the making of repairs, the same shall not be deemed an eviction or disturbance of Lessee's use and possession of the Leased Premises nor render Lessor liable to Lessee for damage by abatement of rent or otherwise, nor shall the same relieve Lessee from performance of Lessee's obligations under this lease.

Waiver of Claim
---------------

12. Subject to the limitations in compliance with paragraph 27 of this Lease, Lessee waives and releases all claims against Lessor, its agents, employees, and servants, in respect of, and they shall not be liable for, injury to person or damage to property sustained by Lessee or by any occupant of the Leased Premises or the Building, or any other person occurring in or about the Building, or the Leased Premises resulting directly, or indirectly, from any existing or future condition, defect, matter or thing in the Leased Premises, or the Building or any part of it, or from equipment or appurtenance therein, or from accident, or from any occurrence, act, negligence or omission of any lessee or occupant of the Building, or of any other person; but nothing in the paragraph shall be deemed to relieve Lessor from liability for damages or injuries to person or property caused by or resulting from the negligence of Lessor, its agents, servants or employees. This paragraph shall apply also to damage caused as aforesaid or by flooding, sprinkling devices, air conditioning apparatus, water, frost, steam, excessive heat or cold, falling objects, broken glass, sewage, gas, odors or noise, or the bursting or leaking of pipes or plumbing fixtures and shall apply equally whether any such damage results from the act or circumstance, whether of a like or wholly different nature. If any such damage to the Leased Premises or to the Building or any equipment or appurtenance therein, or to Lessee thereof, results from any act or omission or negligence of Lessee, its agents, employees or invitees. Lessor, at Lessor's option, may repair such damage and Lessee shall, within ten (10) days following demand by Lessor, reimburse Lessor forthwith for all cost of such repairs and damages both to the Building and to the lessees or occupants thereof, in excess of the amount, if any, paid to Lessor under insurance covering such damages. All property in the Building or in the Leased Premises belonging to Lessee, its agents, employees or invitees, or to any occupant of the Leased Premises, shall be there at the risk of Lessee or other person only, and Lessor shall not be liable

                                     - E-5 -
for damage thereto or theft, misappropriation, or loss thereof. Lessee agrees to hold Lessor harmless and to indemnify it against claims and liability for injuries to all persons and for the damages to, due to act of omission of Lessee, its agents, employees, guests, customers, clients and invitees.

Care of Premises
----------------

13. Lessee shall, throughout the lease term, take good care of the leased premises and fixtures, appurtenances, doors and windows, and mechanical equipment therein, excepting that which may be covered by applicable warranty, and, at its sole cost and expense, make all non-structural repairs thereto and perform maintenance thereon as and when needed to preserve them in good working order and condition, reasonable wear and tear from use and damage from the elements, fire or other casualty, excepted. Notwithstanding the foregoing, all damage or injury to the Leased Premises or to any other part of the Building, or to its fixtures, equipment and appurtenances, whether requiring structural or non-structural repairs, caused by or resulting from carelessness, omission, neglect or improper conduct of Lessee, its servants, employees, invitees or licensees, shall be repaired by the Lessee at its sole expense to the satisfaction of Lessor reasonably exercised. Lessee shall also repair all damage to the Building and the demised premises caused by the moving of Lessee's fixtures, furniture or equipment. All the aforesaid repairs shall be of quality or class equal to the original work or construction. If Lessee fails after ten
(10) days' notice to proceed with due diligence to make repairs required to be made by it, the same may be made by Lessor at the expense of Lessee. Lessee shall give Lessor prompt notice of any defective condition in the Leased Premises which it is required to repair or replace. Lessor shall remedy the condition with due diligence but at the expense of Lessee if repairs are necessitated by damage or injury attributable to Lessee, Lessee's servants, agents, employees, invitees, or licensees as aforesaid. All repair work and/or modifications made to the Leased Premises must be made by licensed and bonded contractor(s) approved by Lessor.

         A) Lessee shall be responsible for the cost of all maintenance and repairs (except as may be covered under applicable warranty) to the heating, ventilating and air conditioning system(s) serving the Leased Premises. Lessor, at Lessor's option, may elect to enter into a reasonable service contract for the periodic professional inspection and maintenance of all the heating, ventilating and air conditioning equipment serving the building in which Leased Premises is a part. If Lessor so elects, Lessee shall pay its allocated share of the cost of the service contract.

         B) At commencement of this Lease, Lessor shall supply the Leased Premises with the required lamps, bulbs, ballasts and starters, but replacement thereof shall be at Lessee's expense.

         C) Lessor agrees that during the full term of this lease it will, at its own expense, keep the exterior and structural parts of the Building in good condition and repair, and that it will make such repairs promptly as they become necessary. Exterior repairs shall be deemed to include exterior walls, foundations, pavement, roof, gutters, downspouts, and plumbing which is a part of the structure or foundation. Lessor shall make such interior replacements as are necessitated by equipment failure and repairs and replacements necessitated by fire or perils covered by extended coverage clauses (whether or not caused by the active or passive negligence of the Lessee) for which damage or loss insurance is carried by the Lessor and for which insurance proceeds are recovered, including interior reconstruction and/or redecorating necessitated by such fire or other perils.


         D) Lessor shall arrange to keep the exterior parking lot, driveways, and sidewalks clean and free from rubbish and other objects and in good repair, arrange for water and sewer and other services necessary for the operation and maintenance of the Property including but not limited to grass cutting and landscape maintenance.

Compliance with Laws and Regulations
------------------------------------

14. Lessee shall comply with all Federal, State, County and City laws, ordinances, rules and regulations affecting or respecting the use or occupancy of the Leased Premises by the Lessee or the business at any time thereon transacted by the Lessee, and Lessee shall comply with all rules which may be hereafter adopted by Lessor for the protection, welfare and orderly management of the Building and its lessees or occupants.

Holding Over
------------

15. Upon expiration of this lease, Lessee's continued possession of the Leased Premises shall be deemed a month-to-month tenancy terminable by Lessor or Lessee upon fifteen (15) days' notice.

Signs
-----

16. Lessee shall not install or locate signs in the windows and doors of the Leased Premises or any other part of the Building or grounds without first securing Lessor's written consent. Any signs installed by Lessee with Lessor's permission shall be maintained in good repair and shall be removed and any building or grounds damage therefrom restored by Lessee at expiration of this lease at Lessee's expense. Lessee shall have Lessor's permission to install a freestanding sign at the entrance to building D. Size and design to be approved by Lessor.

Warranty of Quiet Enjoyment
---------------------------

17. Lessee, upon paying the rents and keeping and performing the covenants of this lease to be performed by Lessee, shall peacefully and quietly hold, occupy, and enjoy said premises during said term or any renewal thereof without any let, hindrance or molestation by Lessor or any persons lawfully claiming under Lessor.

         A) Lessee shall not commit nor suffer any waste upon the Leased Premises, nor cause nor allow any nuisance or other act or thing which does or may disturb the quiet enjoyment of any other Lessee in the Building containing the Leased Premises or any other building in the Complex of which the Leased Premises are a part, including without limitation the parking, service and landscaped areas of such Complex.

         B) Lessee shall not make or allow any noise or odor to be made upon the Leased Premises, whether as a part of Lessee's normal operations or otherwise, which will or might disturb other Lessees.

Assignment and Subletting

18. Lessee shall not assign this lease nor sublet all or any part of the Leased Premises without first securing Lessor' written consent. If Lessor does consent to an assignment or subletting, the assignee

                                     - E-7 -
and/or sublessee shall first assume in writing all of the obligations of Lessee under this lease and Lessee shall, for the full term of this lease, continue to be jointly and severally liable with such assignee or sublessee for the payment of rents and the performance of all obligations required of Lessee under this lease. Lessee hereby acknowledges that the use to which the Leased Premises are put and the compatibility of any occupant of the Leased Premises with our lessees, and the ability to pay rent when due are of prime importance and significance to the Lessor in the operation and maintenance of the Building in which the Leased Premises are located.

Fire or Other Casualty
----------------------

19. In the event the Leased Premises shall be destroyed or so damaged or injured by fire or other casualty during the life of this lease, whereby the same shall be rendered untenantable, then Lessor shall have the right to render such premises tenantable by repairs within one hundred twenty (120) days therefrom and this lease shall not terminate. If said premises are not rendered tenantable within said time, it shall be optional with either party hereto to cancel this lease, and in the event of such cancellation, the rent shall be paid only to the date of such fire or casualty. The cancellation herein mentioned shall be evidenced in writing. During any time that the premises remain untenantable due to causes set forth in this paragraph, the rent or a just and fair proportion thereof shall abate.

Eminent Domain
--------------

20. If the whole of the Leased Premises shall be taken by any public authority under the power of eminent domain, or if so much of the Building or grounds shall be taken by any such authority under the power of eminent domain so that the Lessee cannot continue to operate its business in the Leased Premises, then the term of this lease shall cease as of the day possession is taken by such public authority and the rent shall be paid up to that day with proportionate refund by Lessor of any such rent as may have been paid in advance or deposited as security. The amount awarded for any taking under the power of eminent domain shall belong to and be the property of the Lessor whether such amount be awarded as compensation for diminution in value to the leasehold or to the fee of the premises or as damage to the residue.

Waiver
------

21. No waiver of any of the covenants and agreements here contained or of any breach thereof shall be taken to constitute a waiver of any other subsequent breach of such covenants and agreements or to justify or authorize the non-observance at any time of the same or of any other covenants and agreements hereof.

Notices
-------

22. All notices required under this lease to be given to Lessee may be given to it at 1629 Prime Court, Suite 100, Orlando, FL 32809, or at such other place as Lessee may designate in writing. Any such notice to be given to Lessor under this lease shall be given to it at 8351 Parkline Blvd., Suite 300, Orlando, FL 32709, or at such other place as Lessor may designate in writing. All notices shall be in writing and shall be sent by certified mail, postage prepaid, or by telecopy facsimile transmission, or by personal delivery.


Subordination
-------------

23. This Lease is subject and subordinate to all mortgages which may now or hereafter affect the Leased Premises or the Building of which it forms a part, and to all renewals, modifications, consolidations, replacements and extensions thereof, subject to the remaining provisions of this paragraph. In confirmation of such subordination, Lessee shall execute promptly any subordination agreement which shall also include a non-disturbance agreement by any mortgagee which shall provide that so long as Lessee performs all the terms, covenants and conditions of this Lease and agrees to attorn to the mortgagee or other party of superior interest, Lessee's right to possession under this Lease shall not be disturbed and all the rights of the Lessee hereunder shall remain in full force and effect for the full term of this Lease and any renewal periods. Such agreement shall be in form and substance reasonably acceptable to Lessee.

Fixtures and Alterations
------------------------

24. Lessee shall not, without Lessor's prior written consent, attach any fixtures in or to the Leased Premises or change, alter or make additions to the Leased Premises, nor attach or affix any article hereto, nor permit any annoying sound device, overload any floor, or deface the Leased Premises. Any attached fixtures or any alterations, additions or improvements made or attached by Lessee upon the property shall, on the expiration or termination of this lease, if requested by Lessor, be promptly removed at Lessee's expense and the Leased Premises restored by Lessee at its expense to its original condition, ordinary wear and tear excepted. Any such fixture, alteration, addition and/or improvement not requested to be removed shall remain on the Leased Premises and shall become and remain the property of Lessor. All Lessee's fixtures, installations and personal property not removed from the Leased Premises upon expiration or termination, and not required by Lessor to have been removed as provided in this paragraph, shall be conclusively presumed to have been abandoned by Lessee and title thereto shall pass to Lessor under this lease as by a bill of sale.

Redelivery of Premises
----------------------

25. Lessee shall, on the expiration of this lease, deliver up the Leased Premises in as good order and condition as it now is or may be put by Lessor, reasonable use and ordinary wear and tear thereof and damage by fire or other unavoidable casualty, condemnation or appropriation excepted, and Lessee shall promptly surrender all keys to the Leased Premises to Lessor.

Examination and Exhibiting Premises
-----------------------------------

26. Subject to Lessee's reasonable security and operating restrictions and advance notice requirements, Lessor or its duly authorized agent shall have the right to enter the Leased Premises at all reasonable times to examine the condition of the same and to make repairs to the Leased Premises or the Building. Within six (6) months prior to the date of the expiration of the lease, Lessor or its authorized agent shall have the right to enter the Leased Premises at all reasonable times for the purpose of exhibiting the same to prospective lessees.

Indemnification
---------------

27. Lessee shall pay all loss or damage occasioned by or growing out of the use and occupancy of the Leased Premises by Lessee, its agents, employees, guests, customers and invitees, and Lessee will indemnify, protect, and save Lessor harmless from and against any loss of liability thereof or therefor and from and against any expense, cost and attorney's fees incurred in connection with any claim for such loss or damage, including costs and attorney's fees on appeal.
The foregoing indemnification provision shall not apply to any claims arising from or due to any act, neglect, fault or omission of Lessor, or of any of Lessor's employees, agents or contractors (collectively, "Lessor's Representatives"), or arising from or due to breach or default in the performance of any obligation on Lessor's part to be performed under the terms of this Lease.

Cleanliness Of Premises
-----------------------

28. Lessee will keep the interior of the Leased Premises clean and will not improperly or unlawfully release, store, handle, or dispose of any refuse, trash or hazardous materials or contaminants in the Leased Premises or in or around the Building of which the Leased Premises form a part. Lessee shall immediately notify Lessor and appropriate governmental agencies and authorities having jurisdiction if a release of such materials occurs, and shall take complete corrective action to clean and remove the material and restore the Premises in compliance with procedures established by such authorities, and shall provide appropriate evidence of compliance. Lessee agrees to hold Lessor harmless of and from any liability, public or private, arising as a result of such release or contamination and such indemnification shall survive expiration or termination of the Lease. Lessor represents that, to the best of its knowledge, there is neither currently nor has there been any release or discharge of any hazardous substances in or around the Leased Premises or the Building.

Other Provisions
----------------

29. A) In the event of litigation between Lessor and Lessee, the prevailing party will be entitled to recover its reasonable legal and other expenses including court costs.

         B) Lessor shall have the right, at any time without liability to Lessee to decorate and to make, at Lessor's own expense, repairs, alterations, additions and improvements, structural or otherwise, in or to the Leased Premises, the Building or any part thereof, and to perform any acts related to the safety, protection and preservation thereof, and during such operations to take into and through the Leased Premises or any part of the Building all material and equipment required and to close or temporarily suspend operation of entrances, doors, corridors or other facilities, provided that Lessor shall cause as little inconvenience or annoyance to Lessee as is reasonably necessary in the circumstances, and shall not do any act which permanently reduces the size of the Leased Premises. Lessor may do any such work during ordinary business hours and Lessee shall pay Lessor for overtime and other expenses incurred if such work is done during other hours at Lessee's request.

         C) All approvals required of and between Lessor and Lessee under the provisions of this Agreement shall not be unreasonably withheld.

Rights and Remedies Reserved to Lessor
--------------------------------------

30. All rights and remedies of Lessor herein enumerated shall be cumulative and none shall exclude any other right or remedy allowed by law.

         A) If any voluntary or involuntary petition or similar pleading under any section or sections of any bankruptcy act shall be filed by or against Lessee, or any voluntary or involuntary proceedings in any court shall be instituted to declare Lessee insolvent or unable to pay Lessee's debts, or Lessee makes an assignment for the benefit of its creditors, or a trustee or receiver is appointed for Lessor or for the major part of Lessee's property, and such petition or action is not released or dismissed within thirty (30) days, then and in any such event Lessor may, if Lessor so elects, but not otherwise, and with or without notice of such election and with or without entry or other action by lessor, forthwith terminate this lease, and notwithstanding any other provisions of this lease, Lessor shall forthwith upon such termination be entitled to recover damages in an amount equal to the then present value of the rent specified in Paragraphs 3 and 4 of this lease for the residue of the stated term hereof, less the fair rental income of the premises received by Lessor for the residue of the stated term. Lessor shall make all reasonable efforts to re-lease the premises.

         B) If Lessee defaults in the prompt payment of rent and such default shall continue for seven (7) days after the same be due and payable; or in the performance or observance of any other provision of this lease and such other default shall continue for ten (10) days, after notice thereof shall have been given to Lessee; or if the leasehold interest of Lessee be levied upon under execution or attached by process of law; or if Lessee abandons the Leased Premises; then and in any such event Lessor, if it so elects forthwith, or any time thereafter while such default continues, either may terminate Lessee's right to possession without terminating this lease, or may terminate this lease.

         C) Upon any termination of this lease, whether by lapse of time or otherwise; or upon any termination of the Lessee's right to possession without termination of the lease; the Lessee shall surrender possession and vacate the Leased Premises immediately and deliver possession thereof to the Lessor.

         D) Lessee shall be deemed to have abandoned the Leased Premises if rent is not currently paid and Lessee is absent from the premises for a period of fifteen (15) days. If the Lessee abandons the Leased Premises or otherwise entitles the Lessor so to elect, and if the Lessor elects to terminate the Lessee's right to possession only, without terminating the lease, the Lessor may, at the Lessor's option, enter into the Leased Premises, remove the Lessee's signs and other evidences of tenancy, and take and hold possession thereof as provided in Paragraph 30(C) without such entry and possession terminating the lease or releasing the Lessee, in whole or in part, from the Lessee' obligation to pay the rent hereunder for the full term. Upon and after entry into possession without termination of the lease, the Lessor may relet the Leased Premises or any part thereof for the account of the Lessee to any person, firm or corporation other than the Lessee for such rent, for such time, and upon such terms as the Lessor in the Lessor's sole discretion shall determine. In any such case, the Lessor may make repairs in or to the Leased Premises, and redecorate the same to extent deemed by the Lessor necessary or desirable, and the Lessee shall, upon demand, pay the cost thereof together with the Lessor's expenses of the reletting. If the consideration collected by the Lessor upon any such reletting for the Lessee's account is not sufficient to pay the full amount of unpaid rent reserved in this lease, together with the costs of repairs, alterations, additions, redecorating, and the Lessor's expenses, the Lessee shall pay to the Lessor the amount of each deficiency upon demand.

         E) Lessee shall pay all Lessor's costs, charges and expenses, including the fees of counsel, agents and others retained by Lessor, incurred in enforcing Lessee's obligations hereunder or incurred by Lessor in any litigation, negotiation, bankruptcy or insolvency proceeding or transaction including those in which Lessee causes Lessor, without Lessor's fault, to become involved or concerned.

         F) If Lessee violates any of the terms and provisions of this lease, or defaults in any of its obligations hereunder, other than the payment or rent or other sums payable hereunder, such violation may be restrained or such obligation enforced by injunction.

         G) Lessee agrees that it will promptly pay said rent at the times above stated; that, if any part of the rent remains due and unpaid for ninety (90) days next after the same shall become due and payable, Lessor shall have the option of declaring the balance of the entire rental term of this lease to be immediately due and payable, and Lessor may then proceed to collect all of the unpaid rent called for by this lease by distress or otherwise.

Liens
-----

31. A) Lessee agrees that Lessee will pay all liens of contractors, subcontractors, mechanics, laborers, materialmen, and other liens of like character, and will indemnify Lessor against all legal costs and charges, bond premiums for release of liens, including reasonable attorney's fees reasonably incurred (whether litigation is necessary or not) in discharging the Leased Premises or any part thereof from any liens, judgments, or encumbrances caused or suffered by Lessee. It is understood and agreed between the parties hereto that the cost and charges above referred to shall be considered as additional rent. The foregoing shall not be deemed to authorize any repairs, alterations, additions or improvements by Lessee.

         B) The Lessee herein shall not have any authority to create any liens for labor or material on the Lessor's interest in the above described property, and all persons contracting with the Lessee for the erection, installation, alteration, or repair of improvements on or to the above described premises, and all materialmen, contractors, mechanics and laborers are hereby charged with notice that they must look to the Lessee and to the Lessee's interest only in the above described property to secure the payment of any bill for work done or material furnished during the rental period created by this lease.

Estoppel Certificate
--------------------

32. Lessee and Lessor, upon request, one from the other, shall give or exchange with, one with the other, estoppel certificates which shall confirm to others that the lease is in full force and effect, that neither party is in default and/or such other information regarding the lease as may be reasonably appropriate and factual.

Validity
--------

33. It is understood and agreed that in the event any provision of this lease shall be adjudged, decreed, held or ruled to be invalid, such portion shall be deemed severable, and it shall not invalidate or impair the agreement as a whole or any other provision of the agreement.

Successors and Assigns
----------------------

34. This Lease and all provisions, covenants and conditions thereof shall be binding upon and inure to the benefit of the heirs, legal representatives, and successors, and assigns of the parties hereto, except that no person, firm, corporation nor court officer holding under or through Lessee in violation of any of the terms, provisions or conditions of this lease, shall have any right, interest or equity in or to this lease, the terms of this lease or the premises covered by this lease.

Entire Agreement
----------------

35. This lease document and the addenda attached hereto constitute the entire agreement between the parties and supersedes all prior agreements. No waiver, modifications, additions or addends to this Lease Agreement shall be valid unless in writing and signed by both the Lessor and the Lessee. The addenda listed here are a part of this Lease Agreement.

                           Disclosure Statement
                           Exhibit "A"
                           Exhibit "B"
                           Special Provisions Addendum

IN WITNESS WHEREOF, Lessor and Lessee have hereunto executed this lease as of the day and year first above written.

Witnessed



                                WEEKS REALTY, LP
--------------------------      --------------------------------------
                                LESSOR



                                By:       /s/
--------------------------      --------------------------------------



                                SABRATEK CORPORATION D.B.A. ROCAP, INC.
--------------------------      ---------------------------------------
                                LESSEE



                                By:  /s/  Elliott Mandell
--------------------------      ----------------------------------------
                                         President

ADDENDUM

         DISCLOSURE STATEMENT

1.       AGENCY DISCLOSURE

Mike Borling (Licensee) of Ensign Properties, Inc., is, by this document, giving notice to the Tenant (Buyer/Seller/Tenant/Landlord) that he/she/it is the agent and representative of the Landlord (Buyer/Seller/Tenant/Landlord).

The undersigned(s) acknowledges that this written notice was received before the undersigned(s) signed a contractual offer or lease agreement in compliance with
Section 475.25(1)(q) Florida Statutes, and Rule 21V-10.033, Florida Administrative Code.

/s/  Elliott Mandell
---------------------------------------                -------------------
Signed:  Buyer/Seller/Tenant/Landlord                         Date



---------------------------------------                -------------------
Signed:  Licensee                                              Date

         Doris Fay Hood
--------------------------------------
Name of Broker


2.       RADON GAS - Notice to Prospective Purchaser/Tenant

Radon is a naturally occurring radioactive gas that, when it has accumulated in a building in sufficient quantities may present health risks to persons who are exposed to it over time. Levels of radon that exceed federal and state guidelines have been found in buildings in Florida. Additional information regarding radon and radon testing may be obtained from your county public health unit. Pursuant to Section 404.056(8), Florida Statutes.

3.       COMPENSATION - If applicable

The buyer/lessee acknowledges that Ensign Properties is being paid by the seller/lessor. Pursuant to Rule 2-13.003(2), Florida Administrative Code.


                           SPECIAL PROVISIONS ADDENDUM
                           ---------------------------

These Special Provisions form a part of that certain Lease Agreement, dated the _____________ day of March, 1997, made and entered into between Weeks Realty LP, Inc. ("Lessor") and Sabratek Corporation d.b.a. Rocap, Inc. ("Lessee"). Unless otherwise specifically defined herein, all terms in these Special Provisions with an initial capital letter shall have the same definitions ascribed thereto in the Lease Agreement to which they are attached. To the extent that these Special Provisions conflict with, or are inconsistent with the terms, conditions and provisions of the Lease Agreement to which they are attached, these Special Provisions shall govern and control.

1. REIMBURSEMENT OF LEASEHOLD IMPROVEMENT COSTS: The Lessee shall reimburse Lessor for all direct and indirect costs to complete Leasehold Improvements (described in Exhibit B) above Lessor's contribution of $187,200.00. Such reimbursement shall be payable monthly, as additional rent, by the sum which shall amortize the total sum by constant payment. Such reimbursement shall be payable monthly, as additional rent by that sum which shall amortize the total cost by constant payment over one hundred twenty (120) consecutive months with an interest rate of 10.25% per annum on the unpaid balance. The total sum subject to amortization shall be as reasonably determined by Lessor and approved by Lessee as a result of competitive construction bids based upon complete and final plans approved by Lessee along with such other costs for permits, impact fees, design and engineering associated with the work. Initial estimate for Leasehold improvements have been estimated at $345,600.00. This amount exceeds Lessor's contribution of $187,200 by $158,400.00 and will be amortized over the Lease term as described above. Final construction cost to be determined once plans are finalized and construction bids have been received. Any savings achieved will be passed on the Lessee by way of reducing the Leasehold amortization amount.

2. OPTIONS TO RENEW: Provided Lessee has complied with all terms and conditions of this Lease Agreement or promptly remedied any default, Lessee shall have options to renew the lease agreement for Two (2) additional five (5) year terms. Lessee must notify Lessor of their intention to exercise these options one hundred twenty (120) days prior to Lease termination. At that time Lessor and Lessee shall negotiate the new rental rate at then market rates.

3. AIR COMPRESSOR AND EMERGENCY GENERATOR: Lessee shall be permitted to install an air compressor and an emergency generator where indicated on attached floor plan, provided they are screened from view. Lessee may cover this area if they desire. Natural gas or propane shall power the generator.

4. FIRST RIGHT OF REFUSAL: Tenant shall have a first right of refusal on the adjacent 4,800 square foot suite, suite 400. Upon a signed proposal being received by Lessor for suite 400, Lessor shall notify Lessee of this signed proposal and Lessee will have three (3) business days to notify Lessor of Lessee's intention to lease the suite on an immediate basis. Terms and conditions will be at least equivalent to the terms and conditions outlined in the signed proposal.


LESSEE /s/ E. M.
       --------------------------


LESSOR --------------------------

                                  EXHIBIT 11.1


                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS


                                                                          Three Months Ended March 31,
                                                                     1997                              1996
                                                                                                   (pro forma)
                                                      --------------------------------------------------------------------

Net income (loss) in thousands                                            $1,046                         ($1,716)
Adjustment to interest expense assuming
conversion of debt at beginning of period                                      -                               77
                                                      --------------------------------------------------------------------
Adjusted net income (loss)                                                $1,046                         ($1,639)
                                                      ====================================================================
Weighted average common shares
outstanding                                                            8,286,846                        1,717,899
Weighted average preferred shares
outstanding assuming conversion                                                -                        1,838,114
Effect of conversion of convertible
subordinated debentures                                                        -                          612,358
Additional shares pursuant to SAB 83                                           -                        2,441,200
Additional shares for options and warrants
outstanding under treasury-stock method                                1,248,683                                -
                                                      --------------------------------------------------------------------
                                                                       9,535,529                        6,609,571
                                                      ====================================================================
Net income (loss) per share                                          $0.11                           $(0.25)
                                                      ====================================================================


                                                    EXHIBIT 27

                                             FINANCIAL DATA SCHEDULES


ITEM NUMBER                                     ITEM DESCRIPTION                                         AMOUNT

5-02(1)                    cash and cash items                                                          6,372,691
5-02(2)                    marketable securities                                                        5,495,520
5-02(3)(a)(1)              notes and accounts receivable-trade                                         12,021,651
5-02(4)                    allowance for doubtful accounts                                                274,776
5-02(6)                    inventory                                                                    6,326,070
5-02(9)                    total current assets                                                        28,717,268
5-02(13)                   property, plant and equipment                                                2,264,462
5-02(14)                   accumulated depreciation                                                       161,989
5-02(18)                   total assets                                                                37,768,763
5-02(21)                   total current liabilities                                                    4,796,196
5-02(22)                   bonds, mortgages and similar debt                                                7,469
5-02(28)                   preferred stock - mandatory redemption                                               0
5-02(29)                   preferred stock - no mandatory redemption                                            0
5-02(30)                   common stock                                                                    84,136
5-02(31)                   other stockholders' equity                                                  32,965,098
5-02(32)                   total liabilities and stockholders' equity                                  37,768,763
5-03(b)1(a)                net sales of tangible products                                               7,466,762
5-03(b)1                   total revenue                                                                7,466,762
5-03(b)2(a)                cost of tangible goods sold                                                  3,026,472
5-03(b)2                   total costs and expenses applicable to sales and revenues                    3,026,472
5-03(b)3                   other costs and expenses                                                     3,498,873
5-03(b)5                   provision for doubtful accounts and notes                                       68,625
5-03(b)(8)                 interest and amortization of debt discount                                           0
5-03(b)(10)                income before taxes and other items                                          1,067,188
5-03(b)(11)                income tax expense                                                                   0
5-03(b)(14)                income/loss continuing operations                                                    0
5-03(b)(15)                discontinued operations                                                              0
5-03(b)(17)                extraordinary items                                                                  0
5-03(b)(18)                cumulative effect-changes in accounting principles                                   0
5-03(b)(19)                net income                                                                   1,045,844
5-03(b)(20)                income per share - primary                                                        0.11
5-03(b)(20)                earnings per share - fully diluted                                                  na


