Form 10-Q
period 1997-06-30
SABRATEK CORP
filed 1997-08-14
CIK 1012480

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1997


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

                                    Yes X    No


As of August 1, 1997, 10,009,106 shares of Sabratek Corporation's Common Stock were outstanding.

                              SABRATEK CORPORATION

                                    FORM 10-Q
                  For the Quarterly Period Ended June 30, 1997
                                TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION
                                                                            Page
Item 1.    Financial Statements

           Balance Sheets
           June 30, 1997 (Unaudited) and December 31, 1996................... 3

           Statements of Operations
           Three Months and Six Months Ended June 30, 1997
           and 1996 (Unaudited).............................................. 4

           Statements of Cash Flows
           Six Months Ended June 30, 1997 and 1996 (Unaudited)............... 5

           Notes to Financial Statements (Unaudited)......................... 6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 9


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings................................................ 13

Item 2.    Changes In Securities............................................ 13

Item 6.    Exhibits and Reports on Form 8-K................................. 13


                              SABRATEK CORPORATION
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                                           June 30,                  December 31,
                                                                             1997                        1996
                                                                            ------                      -----
                             ASSETS                                       (Unaudited)

Current assets:
   Cash & cash equivalents                                                  $23,768                    $ 10,447
   Short-term investments in marketable securities                            4,010                       4,352
   Receivables:
        Trade, net of allowance for doubtful accounts
        of $318 and $146 at June 30, 1997
        and December 31, 1996, respectively                                  12,832                       8,305
        Other                                                                   308                         125
                                                                           --------                     -------
   Total receivables                                                         13,140                       8,430
                                                                           --------                     -------
   Inventories                                                                8,825                       5,049
   Other current assets                                                         840                         586
                                                                           --------                    --------
Total current assets                                                         50,583                      28,864
                                                                           --------                    --------
Property, plant and equipment, net                                            2,592                       1,775
Intangible assets, net                                                        4,532                          41
Notes receivable                                                              1,482                         200
Long-term investments in marketable securities                                3,985                       2,012
Other                                                                            82                          59
                                                                           ---------                    -------
                                                                            $63,256                     $32,951
                                                                            =======                     =======

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                             $168                       $168
   Current portion of capital lease obligation                                   75                        132
   Current portion of long-term debt                                            102                          3
   Accounts payable                                                           2,569                      2,247
   Accrued expenses:
        Payroll & commissions                                                 1,699                      1,265
        Warranty                                                                276                        236
        Other                                                                   430                         86
   Due to affiliated company                                                    125                        140
                                                                             ------                     ------
Total current liabilities                                                     5,444                      4,277
                                                                             ------                     ------
Long-term capital lease obligation                                                -                         23
Long-term obligations                                                            20                          1
                                                                             ------                     -------
Total liabilities                                                             5,464                      4,301
                                                                             ------                      ------
Stockholders' equity:
   Common stock, par value $.01, issued and                                     100                         82
     outstanding; 10,002,454 at June 30, 1997,
     8,196,981 at December 31, 1996
   Additional paid-in capital                                                69,309                     42,891
   Deferred compensation                                                        (15)                       (17)
   Unrealized gains                                                              36                          4
   Accumulated deficit                                                      (11,638)                   (14,310)
                                                                            --------                   --------
Total stockholders' equity                                                   57,792                     28,650
                                                                            -------                    --------
                                                                            $63,256                    $32,951
                                                                            =======                    ========


                 See accompanying notes to financial statements


                              SABRATEK CORPORATION
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (UNAUDITED)


                                                                 Three Months Ended                   Six Months Ended
                                                                      June 30,                            June 30,
                                                        ------------------------------------------------------------------------
                                                                  1997              1996              1997             1996
                                                        ------------------------------------------------------------------------
Net Sales                                                        $ 9,848           $ 3,771           $17,314          $ 6,715

Cost of sales                                                      4,159             1,890             7,185            3,345
                                                        ------------------------------------------------------------------------
Gross margin                                                       5,689             1,881            10,129            3,370

Selling, general and administrative expenses                       4,427             1,776             7,937            3,253


                                                        ------------------------------------------------------------------------
Operating income                                                   1,262               105             2,192              117
                                                        ------------------------------------------------------------------------
Other income (expense):

      Interest income                                                414                13               557               15

      Interest expense                                              (16)             (133)              (22)            (237)

      Stock appreciation rights                                        -                 -                 -          (1,628)

      Other                                                            -                 1                 -                3
                                                        ------------------------------------------------------------------------
Net income (loss) before taxes                                     1,660              (14)             2,727          (1,730)



      Provision for income taxes                                      33                 -                55                -


                                                        ------------------------------------------------------------------------
Net income (loss)                                                  1,627              (14)             2,672          (1,730)
                                                        ========================================================================



Weighted average shares outstanding                               11,022             6,736            10,101            6,673
                                                        ========================================================================

Net income (loss) per share                                      $ 0.15            $ 0.00            $ 0.26          $ (0.26)
                                                        ========================================================================

                       See accompanying notes to financial statements.


                              SABRATEK CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)

                                                                                        Six Months Ended
                                                                       ---------------------------------------------------
                                                                                     June 30                June 30,
                                                                                      1997                    1996
                                                                       ---------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                                $ 2,672                $ (1,730)
   Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
      Depreciation and amortization                                                     316                      151
      Deferred compensation                                                               1                        1
      Stock appreciation rights expense                                                   -                    1,628
      Non-cash expense                                                                   51                        -
      Provision for bad debts                                                           112                       35
      Changes in assets and liabilities
         Receivables                                                                 (4,107)                  (2,668)
         Other receivable                                                              (184)                       -
         Deferred revenue                                                                46                      (75)
         Inventories                                                                 (3,763)                    (517)
         Unrealized gain                                                                 36                        -
         Accounts payable                                                              (230)                    (966)
         Accrued expenses                                                               509                    1,062
         Due to affiliated company                                                      (23)                     (65)
         Other                                                                         (261)                    (196)
                                                                       --------------------------------------------------
Net cash used in operating activities                                                (4,825)                  (3,340)
                                                                       --------------------------------------------------

Cash flows from investing activities:
   Purchases of property, plant, equipment                                              812                     (101)
   Purchase of intangible assets                                                        (12)                       -
   Purchase of marketable securities, net                                            (1,635)                       -
   Purchase of Rocap, Inc., net of cash acquired                                     (1,434)                       -
   Issuance of note receivable                                                       (1,282)                       -
                                                                       --------------------------------------------------
Net cash used in investing activities                                                (5,175)                    (101)
                                                                       --------------------------------------------------

Cash flows from financing activities:
   Repayment of short-term debt                                                         (50)                    (491)
   Repayment of long-term debt                                                           (1)                    (350)
   Proceeds from issuance of long-term debt                                               -                    1,738
   Payments of capital lease, net                                                       (81)                    (102)
   Proceeds from exercise of stock options and warrants                               1,848                        -
   Proceeds from issuance of stock, net                                              21,605                   28,186
                                                                       --------------------------------------------------
Net cash provided by financing activities                                            23,321                   28,981
                                                                       --------------------------------------------------
Increase in cash                                                                     13,321                   25,540
Cash and cash equivalents at beginning of period                                     10,447                        8
                                                                       --------------------------------------------------
Cash and cash equivalents at end of period                                         $ 23,768                 $ 25,548
                                                                       ===================================================


                 See accompanying notes to financial statements

                              SABRATEK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 1997 and 1996
                                   (UNAUDITED)

(1)      Financial Statements

         The financial statements included herein have been prepared by the Company, without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for fair presentation of the results of operations for the three month and six month periods ended June 30, 1997 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's Form 10-K filed by the Company with the Securities and Exchange Commission for the year ended December 31, 1996. The results of operations for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

          3)   $2,900,000  in common  stock of the  Company,  valued at  131,593 shares.

          4)   Assumption of $257,218 in net liabilities.

         Using the purchase method of accounting, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values. This treatment resulted in the excess of the purchase price over the estimated fair value of net tangible assets acquired being recorded as goodwill of $4,564,062. The results of operations acquired have been included in the statement of operations since the date of acquisition.

(3)      Public Offering

         In April, 1997, the Company completed a public offering for 1,291,486 primary shares of common stock and 176,574 shares of common stock by and for the account of existing stockholders at a price to the public of $18.00. Proceeds to the Company were $21,968,177 after underwriters' discounts and commissions.

(4)      Notes Receivable

         The Company has loaned $1,482,000 to two non-affiliated corporations in the form of NonNegotiable Promissory Notes due upon demand at various dates between May 1, 1997 and February 28, 1999. The notes bear interest at a rate of 5.5% for $1,000,000 of the principal amount and 6% for $482,000 of the principal amount.

(5)      Supplemental Disclosures of Cash Flow Information

         Cash paid for interest during the six month periods ended June 30, 1997 and 1996 was $11,495 and $33,665, respectively.

(6)      Stock Options

         During the six month period ended June 30, 1997, the Company issued 294,843 shares, in aggregate, of common stock upon the exercise of stock options pursuant to the Sabratek Corporation Amended and Restated 1993 Stock Option Plan (the "Plan"). The option exercises resulted in proceeds to the Company of $1,449,322, in aggregate.

         Options for a total of 1,594,504 shares of common stock were granted during the six month period pursuant to the Plan at an exercise price equal to the fair market value on the date of grant. The stock options vest over a multi-year period.

(7)      Warrants

         During the six month period ended June 30, 1997, the Company issued 95,034 shares, in aggregate, of common stock upon the exercise of warrants. The warrant exercises resulted in proceeds to the Company of $398,465, in aggregate.

(8)      Credit Facility

         In March, 1997, the Company entered into a bank credit agreement which matures in April, 1999, and provides for up to $9.5 million of available borrowing at the bank's prime rate. As of June 30, 1997, no funds have been borrowed under the agreement.

(9)      Weighted Average Shares

         Weighted average shares outstanding for the three month and six month periods ended June 30, 1997 are calculated on a fully diluted basis applying the treasury-stock method for options and warrants outstanding.

         Weighted average shares outstanding for the three month and six month periods ended June 30, 1996 are calculated pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83 for stock options and warrants outstanding and pro-rated based on the date of the initial public offering. Other common stock equivalent shares from stock options and warrants are excluded from the computation because their effect is anti-dilutive.

(10)     Subsequent Events

         In July, 1997, the Company entered into a licensing agreement with a non-affiliated company whereby the Company will pay up to $7,000,000.

(11)     Recent Accounting Pronouncement

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

         In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company is required to adopt the new standard for periods ending after fiscal 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a fully set of general purpose financial statements. The standard requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The standard is not expected to have a material impact on the Company's current presentation of income.

         In June, 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is required to adopt this new standard for periods ending after fiscal 1997. This statement establishes standards for the way companies are to report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating the impact of this standard on its financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Since its inception in 1989, through mid 1992, the Company was in its development stage and engaged primarily in research and development, product engineering and activities related to obtaining clearance from the FDA for its first product, the 3030 Stationary Pump. The Company has five years of operating history and, although profitable for the last four calendar quarters, has experienced significant operating losses since inception. Upon receiving FDA clearance for the 3030 Stationary Pump in mid 1992, the Company focused its efforts on creating a domestic and international sales and marketing network, as well as a manufacturing capability, to assist in the distribution of its first product to the alternate-site health care market. Concurrent with these sales and marketing activities, the Company continued to fund the research, development and regulatory clearance activities of other device and software products.

         The Company commercially launched the 6060 Ambulatory Pump and related disposable supplies in late 1995 and both its proprietary medical software system ("MediVIEW") and proprietary infusion pump testing device (the "PumpMaster") in late 1996. Since then, the Company has continued its sales and marketing activities domestically and internationally for the distribution of its products and continued to fund the research and development of additional products. On February 25, 1997, the Company acquired substantially all the assets of Rocap which produces and markets pre-packaged injectable prescription pharmaceuticals and pre-filled flush syringes. In addition, the Company derives revenues from servicing of products and the sale of accessories.

         The Company sells its products both directly to alternate-site and acute-care providers, as well as to third-party distributors. The Company's distributors and customers may purchase several months of inventory at any one time which may cause fluctuations in quarterly revenues. The Company also markets and sells its products internationally and, as a result, its revenues may be affected by fluctuations in exchange rates. Failure to obtain regulatory approval for the distribution of new products domestically or in international markets, or adverse regulatory changes, may affect the revenues of the Company.

Results of Operations

Three months ended June 30, 1997 vs. Three months ended June 30, 1996 and Six Months Ended June 30, 1997 vs. Six Months Ended June 30, 1996

         Net Sales. Net sales increased $6.1 million to $9.8 million for the three month period ended June 30, 1997 as compared to $3.7 million for the three month period ended June 30, 1996, an increase of 161%. Net sales for the six month period ended June 30, 1997 increased $10.6 million to $17.3 million as compared to $6.7 million for the six month period ended June 30, 1996, an increase of 158%. The increase is attributable to several factors; incremental unit sales volume of the 3030 Stationary Pump and 6060 Ambulatory Pump and their respective disposables, an increase in the average per unit selling price due to a higher ratio of direct sales versus dealer sales, the addition of the Rocap product line in February, 1997, and the addition of the MediVIEW and PumpMaster products.

         Cost of Sales. Cost of sales increased $1.3 million to $4.2 million for the three month period ended June 30, 1997 as compared to $1.9 million for the three month period ended June 30, 1996, an increase of 120%. Cost of sales increased $3.9 million to $7.2 million for the six month period ended June 30, 1997 as compared to $3.3 million for the six month period ended June 30, 1996, an increase of 115%. The increase for the three month period and the six month period is primarily attributable to direct product costs associated with incremental unit sales volume of the 3030 and 6060 infusion pumps and related disposables, as well as the addition of the Rocap product line. Also contributing to the increase for the six month period were additional costs relating to the expansion of production capacity.

         Gross Margin. Gross margin increased $3.8 million to $5.7 million for the three month period ended June 30, 1997 as compared to $1.9 million for the three month period ended June 30, 1996, an increase of 202%. Gross margin increased $6.7 million to $10.1 million for the six month period ended June 30, 1997 as compared to $3.4 million for the six month period ended June 30, 1996, an increase of 201%. The increase for the three and six month periods is due primarily to the incremental unit sales volume and the per unit contribution thereon, including the allocation of fixed manufacturing costs over a greater number of units. The increase is also attributable to higher average pricing levels, a more favorable product mix of the 6060 Ambulatory Pump units to 3030 Stationary Pump units and continued reduction in direct product costs. Gross margin as a percent of sales increased to 58% for the three and six month periods ended June 30, 1997 from 50% for the three and six month periods ended June 30, 1996.

          Selling,  General  and  Administrative   Expenses.   Selling,  general
and administrative expenses increased $2.6 million to $4.4 million for the three month period ended June 30, 1997 as compared to $1.8 million for the three month period ended June 30, 1996, an increase of 149%. Selling, general and administrative expenses increased $4.7 million to $7.9 million for the six month period ended June 30, 1997 as compared to $3.3 million for the six month period ended June 30, 1996, an increase of 144%. The increase for the three and six month periods is due primarily to the expansion of the Company's direct sales force and clinical support staff and the associated
travel thereby,  as well as greater  overall   commissions  paid  in
conjunction with higher net sales. Also contributing to the increase for the six month period ended June 30, 1997 was the addition of the Rocap product line, as well as the addition of administrative and management personnel, including other resources necessary to support the expansion of the Niles, Illinois facility. Selling, general and administrative expenses as a percent of sales decreased to 45% and 46%, respectively, for the three and six month periods ended June 30, 1997 as compared to 47% and 48%, respectively, for the three and six month periods ended June 30, 1996.

         Operating Income. Operating income increased to $1.3 million for the three month period ended June 30, 1997 as compared to $105,000 for the three month period ended June 30, 1996, an increase of 1,102%. Operating income increased to $2.2 million for the six month period ended June 30, 1997 as compared to $117,000 for the six month period ended June 30, 1996, an increase of 1,773%. Operating income as a percent of sales increased to 13% for the three and six month periods ended June 30, 1997 as compared to 3% and 2%, respectively, for the three and six month periods ended June 30, 1996. The increase in operating income is due primarily to incremental gross margin generated by increased unit sales volume of new and existing products, as described above.

         Interest Income. Interest income increased to $414,000 for the three month period ended June 30, 1997 as compared to $13,000 for the three month period ended June 30, 1996. Interest income increased to $557,000 for the six month period ended June 30,1997 as compared to $15,000 for the six month period ended June 30, 1996. The increase for the three and six month periods is attributable to the investment return on unused proceeds of the Company's initial public offering in June, 1996 and the Company's secondary public offering in April, 1997.

         Interest Expense. Interest expense decreased to $16,000 for the three month period ended June 30, 1997 as compared to $133,000 for the three month period ended June 30, 1996. Interest expense decreased to $22,000 for the six month period ended June 30, 1997 as compared to $237,000 for the six month period ended June 30, 1996. The decrease for the three and six month periods is primarily attributable to the conversion of all convertible debt outstanding at the Company's initial public offering in June, 1996.

         Stock Appreciation Rights Expense. No stock appreciation rights expense is recorded for the three and six month periods ended June 30, 1997 as compared to $1.6 million for the six month period ended June 30, 1996. The stock appreciation rights expense for the six month period ended June 30, 1996 was non-recurring.

         Provision for Income Taxes. The provision for income taxes of $33,000 and $55,000, respectively, for the three and six month periods ended June 30, 1997 reflect an effective rate for Alternative Minimum Tax. The Company expects net operating loss carryforwards to offset pretax income for its 1997 tax year. Due to net losses for the three and six month periods ended June 30, 1996, the Company did not incur any federal or state income tax liability for the period.

         Net Income. Net income was $1.6 million for the three month period ended June 30, 1997 as compared to a net loss of $14,000 for the three month period ended June 30, 1996. Net income was $2.7 million for the six month period ended June 30, 1996 as compared to a net loss of $1.7 million for the six month period ended June 30, 1996. Net income for the three and six month periods ended June 30, 1997 was achieved primarily as a result of incremental gross margin generated by increased unit sales volume of new and existing products. Also contributing to net income for the three and six month periods ended June 30, 1997 was the increase in interest income from the investment of excess cash.
The six month period ended June 30, 1996 included the non-recurring charge for stock appreciation rights of $1.6 million.

Liquidity and Capital Resources

         In April, 1997, the Company completed a secondary public offering with proceeds of approximately $22 million, after underwriters' discounts and commissions. As of June 30, 1997, cash balances were invested in U.S. Treasury Bills, U.S. Treasury Notes, Certificates of Deposit, commercial paper and a money market account.

         As of June 30, 1997, the Company had approximately $31.8 million in cash, cash equivalents, short-term and long-term investments in marketable securities, and had net working capital of approximately $45.1 million. In March, 1997, the Company entered into a credit agreement with up to $9.5 million of available borrowing. As of June 30, 1997, no borrowing has been made under the credit agreement.

         The Company used cash in its operations of approximately $4.8 million for the six months ended June 30, 1997. Cash used in operations for the period exceeds the Company's operating results for the same period due, primarily, to the growth in trade accounts receivable and inventories as a result of actual and anticipated growth in sales volume.

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

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

                  On February  5, 1997,  SIMS  Deltec  filed a complaint  in the
United States District Court for the District of Minnesota alleging that Sabratek's manufacture, use and/or sale of the MediVIEW software in conjunction with its infusion pumps infringes on a patent entitled "Systems and Methods of Communicating with Ambulatory Medical Devices Such as Drug Delivery Devices" previously issued to SIMS Deltec. Subsequently, SIMS Deltec filed other pleadings that raised additional claims against Sabratek and three of its employees including trade secret misappropriation, unfair competition and interference with SIMS Deltec's customers. SIMS Deltec seeks injunctive relief, unspecified monetary damages and costs. In addition, SIMS Deltec filed for a preliminary injunction against Sabratek seeking to prevent on a preliminary basis Sabratek's manufacture and sale of the MediVIEW system. On August 4, 1997, the District Court denied the motion for preliminary injunction. The Company and the individual defendants intend to vigorously defend against the allegations made by SIMS Deltec. Protracted litigation or an adverse outcome in this matter could have a material adverse impact on the Company's business, financial condition and results of operations.

                  In addition, Sabratek has filed a complaint against SIMS Deltec in the United States District Court for the Northern District of Illinois alleging that SIMS Deltec employees have made misstatements about Sabratek's products. Sabratek has stated claims under the Federal Lanham Act to stop SIMS Deltec's improper disparagement and has requested preliminary and permanent injunctive relief, monetary damages and costs.

Item 2.  Changes In Securities

                  During the period covered by this report, the Company issued the following securities without registration under the Securities Act of 1933, as amended.

                  From April 3, 1997 to June 27, 1997, the Company issued 18,667 shares of common stock upon the exercise of warrants not covered by a registration statement. The Company received proceeds of approximately $76,465 upon the exercise of such warrants. All such issuances of common stock were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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







     10.24        Intentionally Omitted
     10.25        Master Lease Agreement with Comdisco, Inc., dated                                              +
                  August 9, 1994
     10.26        Stock Option Plan                                                                              +
     10.27        Lease for Real Property located at 5601 West Howard,                                           +
                  Niles, Illinois, dated as of May 31, 1994
    10.27.1       Amendment, dated October 30, 1996, to Lease for Real                                          +++
                  Property located at 5601 West Howard, Niles, Illinois
     10.28        Employment Agreement for K. Shan Padda                                                         +
     10.29        Employment Agreement for Anil Rastogi                                                          +
     10.30        Asset Purchase Agreement, dated February 25, 1997,                                            ++
                  by and among Sabratek Corporation; Rocap, Inc. and
                  Elliott Mandell
     10.31        Employment Agreement for Stephen L. Holden                                                   ++++
     10.32        Employment Agreement for Elliott Mandell                                                      ++
     10.33        Lease Agreement for property located at 11 Sixth                                             ++++
                  Road, Woburn, Massachusetts, dated February 1, 1997
     10.34        Lease Agreement for property located at 5 Constitution                                       ++++
                  Way, Woburn, Massachusetts, dated June 26, 1995
     10.35        Lease Agreement for property located at 1629 Prime                                           +++++
                  Court, Suite 100, Orlando, Florida, dated March 11,
                  1997
     11.1         Statement re: computation of per share earnings                          E-16
      27          Financial Data Schedule                                                  E-17


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

++++ Incorporated by reference to the Company's Registration Statement on Form S-1, declared effective by the Commission on April 4, 1997 (File No. 333-23437).

+++++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 filed with the Commission on May 15, 1997.

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


                                             SABRATEK CORPORATION





Date:  August 14, 1997                      By:   /s/ K. Shan Padda
                                               ------------------------
                                                  K. Shan Padda
                                                 Chairman and Chief Executive
                                                 Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.





Date:  August 14, 1997                      By:   /s/ Stephen L. Holden
                                               ----------------------------
                                                 Stephen L. Holden
                                                 Principal Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the chief accounting officer of the registrant.





Date:  August 14, 1997                      By:   /s/ Scott Skooglund
                                               --------------------------
                                                 Scott Skooglund
                                                 Chief Accounting Officer