Form 10-Q
period 1997-09-30
SABRATEK CORP
filed 1997-11-12
CIK 1012480

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 1997


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

                                Yes X     No _____


As of October 31, 1997, 10,212,838 shares of Sabratek Corporation's Common Stock were outstanding.

                              SABRATEK CORPORATION

                                    FORM 10-Q
                For the Quarterly Period Ended September 30, 1997
                                TABLE OF CONTENTS


PART I      FINANCIAL INFORMATION
                                                                            Page
Item 1.     Financial Statements

            Balance Sheets
            September 30, 1997 (Unaudited) and December 31, 1996...........   3

            Statements of Operations
            Three Months and Nine Months Ended September 30, 1997
            and 1996 (Unaudited)...........................................   4

            Statements of Cash Flows
            Nine Months Ended September 30, 1997 and 1996 (Unaudited)......   5

            Notes to Financial Statements (Unaudited)......................   6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................  10


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings..............................................  15

Item 2.     Changes In Securities..........................................  15

Item 4.     Submission of Matters to a Vote of Security Holders............  15

Item 6.     Exhibits and Reports on Form 8-K...............................  16


                              SABRATEK CORPORATION
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                                         September 30,                      December 31,
                                                                             1997                               1996
                                                                          ------------                      ------------
                             ASSETS                                       (Unaudited)
Current assets:
   Cash & cash equivalents                                                       $18,501                      $ 10,447
   Short-term investments in marketable securities                                 4,003                         4,352
   Receivables:
        Trade, net of allowance for doubtful accounts
        of $404 and $146 at September 30, 1997
        and December 31, 1996, respectively                                       14,622                         8,305
        Other                                                                        307                           125
                                                                                --------                       -------
   Total receivables                                                              14,929                         8,430
                                                                                 -------                       -------
   Inventories                                                                    10,720                         5,049
   Other current assets                                                            1,159                           586
                                                                                 -------                      --------
Total current assets                                                              49,312                        28,864
                                                                                 -------                       -------
Property, plant and equipment, net                                                 3,034                         1,775
Notes receivable                                                                     117                           200
Intangible assets, net                                                            11,390                            41
Long-term investments in marketable securities                                     2,003                         2,012
Other                                                                                 97                            59
                                                                               ---------                     ---------
                                                                                 $65,953                       $32,951
                                                                                 =======                       =======

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                               $     -                     $     168
   Current portion of capital lease obligation                                        43                           132
   Current portion of long-term debt                                                   2                             3
   Accounts payable                                                                1,780                         2,247
   Accrued expenses:
        Payroll & commissions                                                      1,793                         1,265
        Warranty                                                                     291                           236
        Other                                                                        316                            86
   Due to affiliated company                                                         123                           140
                                                                                  ------                        ------
Total current liabilities                                                          4,348                         4,277
                                                                                  ------                        ------
Long-term capital lease obligation                                                     7                            23
Long-term obligations                                                                148                             1
                                                                                 -------                      --------
Total liabilities                                                                  4,503                         4,301
                                                                                 -------                        ------
Stockholders' equity:
   Common stock, par value $.01, issued and                                          102                            82
     outstanding; 10,209,779 at September 30, 1997,
     8,196,981 at December 31, 1996
   Additional paid-in capital                                                     70,877                        42,891
   Deferred compensation                                                            (14)                          (17)
   Unrealized gains                                                                   44                             4
   Accumulated deficit                                                           (9,559)                      (14,310)
                                                                               ---------                      --------
Total stockholders' equity                                                        61,450                        28,650
                                                                                --------                       -------
                                                                                 $65,953                       $32,951
                                                                                ========                       =======


                 See accompanying notes to financial statements

                              SABRATEK CORPORATION
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (UNAUDITED)


                                                                 Three Months Ended                  Nine Months Ended
                                                                    September 30,                      September 30,
                                                        ------------------------------------------------------------------------
                                                               1997              1996              1997             1996
                                                        ------------------------------------------------------------------------
Net sales                                                        $11,751           $ 4,874           $29,065          $11,589

Cost of sales                                                      5,231             2,487            12,416            5,832
                                                        ------------------------------------------------------------------------
Gross margin                                                       6,520             2,387            16,649            5,757

Selling, general and administrative expenses                       4,757             2,275            12,663            5,528


                                                        ------------------------------------------------------------------------
Operating income                                                   1,763               112             3,986              229
                                                        ------------------------------------------------------------------------
Other income (expense):

      Interest income                                                374               330               931              345

      Interest expense                                              (16)              (48)              (37)            (285)

      Stock appreciation rights                                        -                 -                 -          (1,628)

      Other                                                            -                 -              (32)                3
                                                        ------------------------------------------------------------------------
Net income (loss) before taxes                                     2,121               394             4,848          (1,336)



      Provision for income taxes                                      42                 -                97                -


                                                        ------------------------------------------------------------------------
Net income (loss)                                                  2,079               394             4,751          (1,336)
                                                        ========================================================================



Weighted average shares outstanding                               11,586             9,072            10,433            7,163
                                                        ========================================================================

Net income (loss) per share                                      $ 0.18             $ 0.04            $ 0.46          ($ 0.19)
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

                              SABRATEK CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)

                                                                                        Nine Months Ended
                                                                       ---------------------------------------------------
                                                                              September 30            September 30,
                                                                                  1997                     1996
                                                                       ---------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                                 $ 4,751                $ (1,336)
   Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
      Depreciation and amortization                                                      697                      231
      Deferred compensation                                                                3                        2
      Stock appreciation rights expense                                                    -                    1,628
      Non-cash expense                                                                   179                        -
      Provision for bad debts                                                            198                       46
      Changes in assets and liabilities
         Receivables                                                                 (5,983)                  (4,477)
         Other receivable                                                              (182)                        -
         Deferred revenue                                                                 35                     (75)
         Inventories                                                                 (5,658)                  (2,166)
         Accounts payable                                                            (1,019)                    (877)
         Accrued expenses                                                                513                      263
         Due to affiliated company                                                      (25)                     (83)
         Other                                                                         (595)                    (431)
                                                                       ---------------------------------------------------
Net cash used in operating activities                                                (7,086)                  (7,275)
                                                                       ---------------------------------------------------

Cash flows from investing activities:
   Purchase of property, plant, equipment                                            (1,399)                    (196)
   Purchase of intangible assets                                                     (7,108)                        -
   Proceeds (purchase) of marketable securities, net                                     398                  (9,987)
   Purchase of Rocap, Inc., net of cash acquired                                     (1,433)                        -
   Collection of notes receivable, net                                                    83                        -
                                                                       ---------------------------------------------------
Net cash used in investing activities                                                (9,459)                 (10,183)
                                                                       ---------------------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of short-term debt                                               -                      168
   Repayment of short-term debt                                                        (319)                    (621)
   Repayment of long-term debt                                                           (1)                    (351)
   Proceeds from issuance of long-term debt                                                -                    1,570
   Payment of stock appreciation rights                                                    -                  (1,628)
   Payments of capital lease, net                                                      (105)                    (138)
   Proceeds from exercise of stock options and warrants                                3,419                        -
   Proceeds from issuance of stock, net                                               21,605                   27,954
                                                                       ---------------------------------------------------
Net cash provided by financing activities                                             24,599                   26,954
                                                                       ---------------------------------------------------
Increase in cash                                                                       8,054                    9,496
Cash and cash equivalents at beginning of period                                      10,447                        8
                                                                       ---------------------------------------------------
Cash and cash equivalents at end of period                                          $ 18,501                  $ 9,504
                                                                       ===================================================


                 See accompanying notes to financial statements

                              SABRATEK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 and 1996
                                   (UNAUDITED)

(1)      Financial Statements

         The financial statements included herein have been prepared by the Company, without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for fair presentation of the results of operations for the three month and nine month periods ended September 30, 1997 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's Form 10-K filed by the Company with the Securities and Exchange Commission for the year ended December 31, 1996. The results of operations for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

(3)      Public Offering

     In April, 1997, the Company completed a public offering for 1,291,486 primary shares of common stock and 176,574 shares of common stock by and for the account of existing stockholders at a price to the public of $18.00. Net proceeds to the Company were $21,604,652.

(4)      Intangible Assets

     Intangible assets are shown net of amortization and include goodwill, prepaid license fees, and certain costs necessary to secure intellectual property.

         In July, 1997, the Company entered into a licensing agreement with a non-affiliated company. Under the terms of the agreement, the Company will pay up to $7 million for a 15-year technology license. The Company also entered into an option agreement with the non-affiliate's shareholders which gives Sabratek the right to purchase the company beginning in the fourth quarter of 1999.

     In August, 1997, the Company entered into a supply and distribution agreement with a non-affiliated company. Under the terms of the agreement, the Company will pay $4 million for the 10-year exclusive rights to certain products. The Company also entered into an option agreement with the non-affiliate's shareholders which gives Sabratek the right to purchase the company in the future. Under certain circumstances, the non-affiliate's shareholders have the right, exercisable no earlier than the second quarter of 1999, to require the Company to purchase their shares of the non-affiliate.

(5)      Supplemental Disclosures of Cash Flow Information

         Cash paid for interest during the nine month periods ended September 30, 1997 and 1996 was $20,325 and $81,704, respectively.

(6)      Stock Options

     During the nine month period ended September 30, 1997, the Company issued 491,685 shares, in aggregate, of common stock upon the exercise of stock options pursuant to the Sabratek Corporation Amended and Restated 1993 Stock Option Plan (the "Plan"). The option exercises resulted in proceeds to the Company of $2,971,632, in aggregate.

     Options for a total of 1,671,904 shares of common stock were granted during the nine month period pursuant to the Plan at an exercise price equal to the fair market value on the date of grant. The stock options vest over a multi-year period.

(7)      Warrants

     During the nine month period ended September 30, 1997, the Company issued 105,517 shares, in aggregate, of common stock upon the exercise of warrants. The warrant exercises resulted in proceeds to the Company of $446,890, in aggregate.

(8)      Credit Facility

         In March, 1997, the Company entered into a bank credit agreement which matures in April, 1999, and provides for up to $9.5 million of available borrowing at the bank's prime rate. As of September 30, 1997, no funds have been borrowed under the agreement.

(9)      Foreign Currency Hedging

         In September, 1997, the Company initiated a hedging program through the use of forward contracts to minimize foreign currency fluctuation exposure. The aggregate U.S. dollar amount of the contracts is $2,953,004 and such contracts expire at various dates through September, 1998.

(10)     Weighted Average Shares

         Weighted average shares outstanding for the three month and nine month periods ended September 30, 1997 are calculated on a fully diluted basis applying the treasury-stock method for options and warrants outstanding.

         Weighted average shares outstanding for the three month and nine month periods ended September 30, 1996 are calculated pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83 for stock options and warrants outstanding and pro-rated based on the date of the initial public offering. Other common stock equivalent shares from stock options and warrants are excluded from the computation because their effect is anti-dilutive.

(11)     Recent Accounting Pronouncements

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

         In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company is required to adopt the new standard for periods ending after fiscal 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The standard requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The standard is not expected to have a material impact on the Company's current presentation of income.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company's founding vision and strategic focus is the creation of a virtual hospital room for the alternate-site health care market. From its inception in 1989 through mid-1992, the Company was in its development stage and engaged primarily in research and development, product engineering and activities related to obtaining clearance from the FDA for its first product, the 3030 Stationary Pump. The Company has six years of operating history and, although profitable since the third quarter of 1996, experienced significant operating losses from its inception through mid-1996. Upon receiving FDA clearance for the 3030 Stationary Pump in mid-1992, the Company focused its efforts on creating a domestic and international sales and marketing network, as well as a manufacturing capability, to assist in the distribution of its first product to the alternate-site health care market. Concurrent with these sales and marketing activities, the Company continued to fund the research, development and regulatory clearance activities of other device and software products.

         The Company commercially launched the 6060 Ambulatory Pump and related disposable supplies in late 1995 and both MediVIEW and the PumpMaster(R) in late 1996. Since then, the Company has continued its sales and marketing activities domestically and internationally for the distribution of its products and continued to fund the research and development of additional products. On February 25, 1997, the Company acquired substantially all the assets of Rocap which produces and markets pre- packaged injectable prescription pharmaceuticals and pre-filled flush syringes. In addition, the Company derives revenues from the servicing of products and sale of accessories and extended warranties.

         The Company sells its products both directly to alternate-site and acute-care providers, as well as to third-party distributors. The Company's distributors and customers may purchase several months of inventory at any one time which may cause fluctuations in quarterly revenues. The Company also markets and sells its products internationally and, as a result, its revenues may be affected by fluctuations in exchange rates. Failure to obtain regulatory approval for the distribution of new products domestically or in international markets, or adverse regulatory changes, may also affect the revenues of the Company.

         The Company has entered into strategic partnerships, including Unitron and GDS, which provide components of the virtual hospital room. Management intends to pursue additional acquisition and partnering opportunities in order to further accelerate the development of the virtual hospital room.

Results of Operations

Three Months Ended September 30, 1997 vs. Three Months Ended September 30, 1996 and Nine Months Ended September 30, 1997 vs. Nine Months Ended September 30, 1996

         Net sales. Net sales increased $6.9 million to $11.8 million for the three month period ended September 30, 1997 as compared to $4.9 million for the three month period ended September 30, 1996, an increase of 141%. Net sales for the nine month period ended September 30, 1997 increased $17.5 million to $29.1 million as compared to $11.6 million for the nine month period ended September 30, 1996, an increase of 151%. The increase is attributable to several factors; incremental unit sales volume of the 3030 Stationary Pump and 6060 Ambulatory Pump and their respective disposables, an increase in the average per unit selling price due to a higher ratio of direct sales versus dealer sales, the addition of the Rocap product line in February, 1997, the addition of the MediVIEW(R) and PumpMaster(R) products, and the addition of certain licensed products from GDS Technology, Inc.

         Cost of Sales. Cost of sales increased $2.7 million to $5.2 million for the three month period ended September 30, 1997 as compared to $2.5 million for the three month period ended September 30, 1996, an increase of 110%. Cost of sales increased $6.6 million to $12.4 million for the nine month period ended September 30, 1997 as compared to $5.8 million for the nine month period ended September 30, 1996, an increase of 113%. The increase for the three month period and the nine month period is primarily attributable to direct product costs associated with incremental unit sales volume of the 3030 and 6060 infusion pumps and related disposables, as well as the addition of the Rocap product line. To a lessor extent, the increase for the three month and nine month periods is attributable to costs relating to the expansion of production capacity.

         Gross Margin. Gross margin increased $4.1 million to $6.5 million for the three month period ended September 30, 1997 as compared to $2.4 million for the three month period ended September 30, 1996, an increase of 173%. Gross margin increase $10.8 million to $16.6 million for the nine month period ended September 30, 1997 as compared to $5.8 million for the nine month period ended September 30, 1996, an increase of 189%. The increase for the three and nine month periods is due primarily to the incremental unit sales volume and the per unit contribution thereon, including the allocation of fixed manufacturing costs over a greater number of units. Also contributing to the increase were higher average pricing levels and a more favorable product mix of the 6060 Ambulatory Pump units to 3030 Stationary Pump units. Gross margin as a percent of sales increased to 56% and 57% for the three month and nine month periods ended September 30, 1997, respectively, as compared to 49% and 50%, respectively, for the three month and nine month periods ended September 30, 1996.

         Selling General and Administrative Expenses. Selling, general and administrative expenses increased $2.5 million to $4.8 million for the three month period ended September 30, 1997 as compared to $2.3 million for the three month period ended September 30, 1996, an increase of 109%. Selling, general and administrative expenses increased $7.2 million to $12.7 million for the nine month period ended September 30, 1997 as compared to $5.5 million for the nine month period ended September 30, 1996, an increase of 129%. The increase for the three month and nine month periods is due primarily to the expansion of the Company's direct sales force and clinical support staff and the associated travel thereby as well as greater aggregate commissions paid in conjunction with higher net sales. Contributing also to the increase for the three month and nine month periods ended September 30, 1997 was the assumption of expenses relating to the Rocap product line, the addition of administrative and management personnel, as well as the expansion of the Niles, Illinois facility. Expenses relating to SIMS Deltec, Inc. litigation were approximately $249,000 and $533,000 for the three month and nine month periods ended September 30, 1997, respectively. There were no SIMS Deltec litigation expenses in 1996. Selling, general and administrative expenses as a percent of sales decreased to 40% and 44%, respectively for the three month and nine month periods ended September 30, 1997 as compared to 47% and 48%, respectively, for the three month and nine month periods ended September 30, 1996.

         Operating Income. Operating income increased to $1.8 million for the three month period ended September 30, 1997 as compared to $112,000 for the three month period ended September 30, 1996, an increase of 1,474%. Operating income increased to $4.0 million for the nine month period ended September 30, 1997 as compared to $229,000 for the nine month period ended September 30, 1996, an increase of 1,641%. Operating income as a percent of sales increased to 15% and 14% for the respective three month and nine month periods ended September 30, 1997 as compared to 2% for both the three month and nine month periods ended September 30, 1996. The increase in operating income is due primarily to incremental gross margin generated by increased unit sales volume of new and existing products, as described above.

         Interest Income. Interest income increased to $374,000 for the three month period ended September 30, 1997 as compared to $330,000 for the three month period ended September 30, 1996. Interest income increased to $931,000 for the nine month period ended September 30, 1997 as compared to $345,000 for the nine month period ended September 30, 1996. The increase for the three month and nine month periods ended September 30, 1997 is attributable to a higher average amount of cash available for investment as compared to that of the comparative periods ended September 30, 1996. The Company completed a secondary public offering in April, 1997 which resulted in proceeds to the Company of approximately $22 million, after underwriting discounts and commissions. In June, 1996, the Company completed an initial public offering which resulted in proceeds to the company of approximately $26.7 million, after underwriting discounts and commissions.

         Interest Expense. Interest expense decreased to $16,000 for the three month period ended September 30, 1997 as compared to $48,000 for the three month period ended September 30, 1996. Interest expense decreased to $37,000 for the nine month period ended September 30, 1997 as compared to $285,000 for the nine month period ended September 30, 1996. The decrease for the three month period ended September 30, 1997 is attributable to the pay down of certain capital leases and debt obligations. The decrease for the nine month period ended September 30, 1997 is primarily attributable to the conversion of all convertible debt outstanding at the Company's initial public offering in June, 1996.

         Stock Appreciation Rights Expense. No stock appreciation rights expense is recorded for the three and nine month periods ended September 30, 1997 as compared to $1.6 million for the nine month period ended September 30, 1996. The stock appreciation rights expense for the nine month period ended September 30, 1996 was non-recurring.

         Provision for Income Taxes. The provision for income taxes of $42,000 and $97,000, respectively, for the three month and nine month periods ended September 30, 1997 reflect an effective rate for Alternative Minimum Tax. The Company expects net operating loss carryforwards to offset pretax income for its 1997 tax year. Due to net losses for the three month and nine month periods ended September 30, 1996, the Company did not incur any federal or state income tax liability for the period.

         Net Income. Net income increased to $2.1 million for the three month period ended September 30, 1997 as compared to $394,000 for the three month period ended September 30, 1996, an increase of 428%. Net income was $4.8 million for the nine month period ended September 30, 1996 as compared to a net loss of $1.3 million for the nine month period ended September 30, 1996. Net income for the three month and nine month periods ended September 30, 1997 was achieved primarily as a result of incremental gross margin generated by increased unit sales volume of new and existing products, as discussed above. Also contributing to net income for the nine month period ended September 30, 1997 was the increase in interest income due to the investment of excess cash. The nine month period ended September 30, 1996 included the non-recurring charge for stock appreciation rights of $1.6 million.

Liquidity and Capital Resources

         In April, 1997, the Company completed a public offering with proceeds of approximately $22 million, after underwriters' discounts and commissions. As of September 30, 1997, cash balances were invested in U.S. Treasury Bills, U.S. Treasury Notes, certificates of deposit, commercial paper and a money market account.

         As of September 30, 1997, the Company had approximately $24.5 million in cash, cash equivalents, short-term and long-term investments in marketable securities, and had net working capital of approximately $45.0 million. In March, 1997, the Company entered into a credit agreement with a financial institution with up to $9.5 million of available borrowing. As of October 31, 1997, no borrowing has been made under the credit agreement.

         The Company used cash in its operations of approximately $7.1 million for the nine months ended September 30, 1997. Cash used in operations for the period exceeds the Company's operating income for the same period due, primarily, to the growth in trade accounts receivable and inventories as a result of actual and anticipated growth in sales volume.

         During the third quarter of 1997, the Company entered into strategic partnerships with Unitron and GDS. The Company's agreements with Unitron and GDS could require the Company to pay up to $11.0 million in cash license fees, in aggregate. In addition, should the Company decide to exercise its right to acquire either Unitron or GDS, such acquisitions could require additional outlays of cash.

         In September, 1997, the Company initiated a hedging program through the use of forward contracts to minimize foreign currency fluctuation exposure. The aggregate U.S. dollar amount of the contracts is $2,953,004 and such contracts expire at various dates through September, 1998.

         Future liquidity and capital resources could be adversely influenced by certain factors, including the Company's dependence on a relatively new customer base, regulatory or legislative changes pertaining to health care, product liability exposure regarding the delivery of medication, dependence on future product development, and others. There can be no assurance that the Company will not require additional financing and, in the future, seek additional funds through bank facilities, debt or equity offerings and to the extent such additional financing is not available, the Company could suffer material adverse effects to its financial condition and the results of its operations.

Recent Developments

         In July, 1997, the Company entered into a licensing agreement with Unitron Medical Communications, Inc. ("Unitron"), a privately held company which has developed its Medical Oriented Operating Network ("MOON(TM)"), a proprietary clinical patient information management network. Under the terms of this agreement, the Company will pay Unitron up to $7 million for a 15-year technology license for use of the continuous, real-time monitoring and reporting software which is a component of MOON(TM). The Company also entered into an option agreement with the Unitron shareholders which gives Sabratek the right to purchase Unitron beginning in the fourth quarter of 1999. The Company intends to combine its proprietary MediVIEW(R) medical device management and telemedicine software with Unitron's clinical patient information management network. The Company believes that this combination is likely to accelerate the realization of the data management aspects of the virtual hospital room.

         In August, 1997, the Company entered into a supply and distribution agreement with GDS Technology, Inc. ("GDS"), a privately held medical device company. Under the terms of this agreement, the Company will pay GDS $4 million for the 10-year exclusive rights to certain diagnostic products, including the GDS Stat-Site(sm) point of care diagnostic testing device and related disposables for use in the alternate-site health care market. The Company also entered into an option agreement with the GDS shareholders which gives Sabratek the right to purchase GDS in the future. Under certain circumstances the GDS shareholders have the right, exercisable no earlier than the second quarter of 1999, to require the Company to purchase their shares of GDS. The Company intends to integrate the GDS Stat-Site(sm) system and the data that it provides with its other Sabratek medical devices in order to enhance its capabilities to serve the alternate-site health care market.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

                  On February  5, 1997,  SIMS  Deltec  filed a complaint  in the
United States District Court for the District of Minnesota alleging that Sabratek's manufacture, use and/or sale of the MediVIEW(R) software in conjunction with its infusion pumps infringes on a patent entitled "Systems and Methods of Communicating with Ambulatory Medical Devices Such as Drug Delivery Devices" previously issued to SIMS Deltec. Subsequently, SIMS Deltec filed other pleadings that raised additional claims against Sabratek and three of its employees including trade secret misappropriation, unfair competition and interference with SIMS Deltec's customers. SIMS Deltec seeks injunctive relief, unspecified monetary damages and costs. In addition, SIMS Deltec filed for a preliminary injunction against Sabratek seeking to prevent on a preliminary basis Sabratek's manufacture and sale of the MediVIEW(R) system. On August 4, 1997, the District Court denied the motion for preliminary injunction. The Company and the individual defendants intend to vigorously defend against the allegations made by SIMS Deltec. Protracted litigation or an adverse outcome in this matter could have a material adverse impact on the Company's business, financial condition and results of operations.

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

                  From July 10, 1997 to August 18, 1997, the Company issued 10,483 shares of common stock upon the exercise of warrants not covered by a registration statement. The Company received proceeds of approximately $48,425 upon the exercise of such warrants. All such issuances of common stock were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Securityholders

     (a) At the Annual Meeting of Stockholders held on June 10, 1997, the following directors were elected:

                                          FOR                    WITHHELD
                                          ---                    --------
Francis V. Cook, M.D.                   7,837,610                110,474
L. Peter Smith                          7,837,610                110,474
Edson W. Spencer, Jr.                   7,837,610                110,474

     (b) At the Annual Meeting of Stockholders held on June 10, 1997, the following resolutions were passed:

          (i) RESOLVED, that the Company adopt the Amendment to the Amended and Restated 1993 Stock Option Plan to provide for the issuance of options to purchase up to 3,800,000 shares of Common Stock and to otherwise amend the Plan to conform to Section 16 of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder as now in effect.

          (ii) RESOLVED, that the Company adopt the 1997 Employee Stock Purchase Plan.

                                                         Shares Voted
                              Shares Voted For               Against               Shares Abstained           Broker Non-Votes
                              ----------------               -------               ----------------           ----------------

Resolution (i)                    4,940,672                 1,568,820                   947,853                    526,739
Resolution (ii)                   7,395,782                    17,060                    44,503                    526,739



Item 6.  Exhibits and Reports on Form 8-K

(a)               Exhibits

                                                                                           Page            Incorporation
    Exhibit                                                                             Number (if         by Reference
    Number                            Description of Documents                          applicable)       (if applicable)
    ------                            ------------------------                          -----------       ---------------
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







                                                                                           Page            Incorporation
    Exhibit                                                                             Number (if         by Reference
    Number                            Description of Documents                          applicable)       (if applicable)
    ------                            ------------------------                          -----------       ---------------
     10.32        Employment Agreement for Elliott Mandell                                                      ++
     10.33        Lease Agreement for property located at 11 Sixth                                             ++++
                  Road, Woburn, Massachusetts, dated February 1, 1997
     10.34        Lease Agreement for property located at 5 Constitution                                       ++++
                  Way, Woburn, Massachusetts, dated June 26, 1995
     10.35        Lease Agreement for property located at 1629 Prime                                           +++++
                  Court, Suite 100, Orlando, Florida, dated March 11,
                  1997
     11.1         Statement re: computation of per share earnings                           E-1
      27          Financial Data Schedule                                                   E-2


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

+++++Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 filed with the Commission on May 15, 1997.


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


                                          SABRATEK CORPORATION





Date:  November 12, 1997                  By:     /s/ K. Shan Padda
                                                  -----------------------------
                                                  K. Shan Padda
                                                  Chairman and Chief Executive
                                                    Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.





Date:  November 12, 1997                   By:    /s/ Stephen L. Holden
                                                  ----------------------------
                                                  Stephen L. Holden
                                                  Principal Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the chief accounting officer of the registrant.





Date:  November 12, 1997                    By:   /s/ Scott Skooglund
                                                  -----------------------------
                                                  Scott Skooglund
                                                  Chief Accounting Officer