Form 10-K
period 1997-12-31
SABRATEK CORP
filed 1998-03-31
CIK 1012480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                                -----------------

For the fiscal year ended December 31, 1997       Commission File number 1-11831
                          -----------------                              -------

                              SABRATEK CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                            36-3700639
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

5601 West Howard Street, Niles, Illinois                         60714
--------------------------------------------------------------------------------
(address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (847) 647-2760

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                                (Title of class)

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

         The aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates based upon the reported last sale price of the Common Stock on March 23, 1998 was approximately $289,040,098.50.

         As of March 23, 1998, there were 10,482,206 shares of Common Stock, par value $.01 per share, outstanding.

         The Index to Exhibits appears on page 38.


                       Documents Incorporated by Reference

         The registrant's definitive 1997 Proxy Statement which will be filed pursuant to Regulation 14A is incorporated by reference into Part III of this Annual Report on Form 10-K.

                              SABRATEK CORPORATION

                          1997 Form 10-K Annual Report

                                TABLE OF CONTENTS

                                                                           Page

                                     PART I

Item 1.             Business............................................      1
Item 2.             Properties..........................................     14
Item 3.             Legal Proceedings...................................     14
Item 4.             Submission of Matters to a Vote of
                       Security Holders.................................     14


                                     PART II

Item 5.             Market for the Registrant's Common Equity and
                       Related Stockholder Matters......................     15
Item 6.             Selected Financial Data.............................     16
Item 7.             Management's Discussion and Analysis of Financial
                       Condition and Results of Operations..............     17
Item 7A.            Quantitative and Qualitative Disclosures About
                       Market Risk......................................     20
Item 8.             Financial Statements and Supplementary Data.........     21
Item 9.             Changes in and Disagreements With Accountants
                       on Accounting and Financial Disclosure...........     38


                                    PART III

Item 10.            Directors and Executive Officers of the
                       Registrant.......................................     38
Item 11.            Executive Compensation..............................     38
Item 12.            Security Ownership of Certain Beneficial
                       Owners and Management............................     38
Item 13.            Certain Relationships and Related Transactions......     38


                                     PART IV

Item 14.            Exhibits, Financial Statement Schedules and
                       Reports on Form 8-K..............................     39

                          -----------------------------

         The  following  trademarks  and  service  marks  appear in this  Annual
Report: SABRATEK(R) and its logo, AutoRamp(R), HOMERUN(R), Seamless Delivery System(TM), PumpMaster(R), MediVIEW(R), TCS Total Compliance System(TM), VHR Virtual Hospital Room(TM) and Communicator(TM). The Company has also filed a foreign trademark application for the name SABRATEK(TM) and its logo in Japan. Unitron Medical Communications, Inc. has filed a trademark application for the term MOON(TM).

                                     PART I


Item 1. Business
----------------

Introduction

         Sabratek develops, produces and markets technologically-advanced, user-friendly and cost-effective therapeutic and diagnostic medical systems designed specifically to meet the unique needs of the alternate-site health care market. The Company's multi-therapy infusion and other devices and data management systems incorporate advanced communications technology which is designed to reduce provider operating costs while maintaining the integrity and quality of care. Sabratek's proprietary health care information system provides remote programming as well as real-time diagnostic and therapeutic data capture capabilities, allowing caregivers to monitor patient compliance more effectively and allowing providers to develop outcome analyses and optimal clinical protocols. The Company has designed its integrated hardware and software system to permit providers of infusion therapy to achieve cost-effective movement of patients along the continuum of alternate-site health care settings.

         The Company intends to expand its product line beyond infusion therapy to become a leading developer and marketer of a variety of interactive therapeutic and diagnostic medical systems for the delivery of high-quality, cost-effective health care in alternate sites. The Company believes that its current and future products and related software will facilitate the ability of alternate-site providers to create a "virtual" hospital room, thereby affording the delivery of a wide range of care previously provided primarily in an acute-care setting. Substantially all of the Company's revenues have historically been derived from the sale of its multi-therapy infusion pumps and related disposable supplies. Since August, 1996, the Company has commercially introduced MediVIEW, PumpMaster, prepackaged injectable prescription products and pre-filled I.V. tubing flush syringes which further the Company's strategy of creating a virtual hospital room.

Changing Health Care Environment

         The increase in health care costs at a rate significantly higher than that of overall inflation has caused managed care companies, indemnity insurers, employers, governmental agencies and other payors to employ a variety of strategies designed to contain health care expenditures. These cost-containment strategies aim to reduce the cost of health care services, as well as the amount of health care services utilized. In certain markets, payors are shifting away from traditional fee-for-service based payment plans and moving towards managed care plans in an effort to deliver quality health care services more cost-effectively. In particular, cost-containment measures, including increased utilization review and case management, have caused many health care providers to move patients from the higher-cost hospital setting to lower-cost alternate sites.

         The alternate-site health care industry, which includes the delivery of skilled nursing services, intravenous infusion, respiratory therapy, physical therapy and pharmaceutical therapies in the home, long-term care facilities, physicians' offices and outpatient centers, has grown significantly during the past decade. According to a report entitled "National Health Expenditure Projections, 1994-2005" published in the summer of 1995 by Health Care Finance Administration of the United States Department of Health and Human Services ("HCFA"), total expenditures for home health care, which constitutes a significant component of alternate-site health care, increased from approximately $11.1 billion in 1990 to approximately $24.2 billion in 1994 and is projected to reach $45.9 billion in 2000. Since the early 1980s, the provision of acute and chronic care for serious illnesses outside the hospital has been recognized as a critical component of health care cost containment because the delivery of certain therapies in an alternate-site setting is more cost-effective than the delivery of these same therapies in an acute-care hospital setting. The Company believes that the alternate-site health care industry will continue to benefit from cost-containment measures which governmental and private payors have employed to reduce hospital admissions and length of stays in hospitals. The Company believes that such measures will continue the increase in the use of alternate-site health care due to its significantly lower cost when compared to similar care provided in traditional acute health care settings. In addition to cost savings, the alternate-site health care industry should continue to benefit from advances in medical technology which have facilitated the provision of sophisticated care outside the hospital. Many disease states, including pulmonary diseases, neurological conditions, infectious diseases, digestive disorders, AIDS-related symptoms, various forms of cancer and related medical conditions such as pain and nausea, are now being treated in alternate-site settings, including the home. Growth in alternate-site health care has also been facilitated by the increased acceptance of such care by physicians, caregivers and patients. The American Medical Association Council on Scientific Affairs and the American Medical Association Council on Medical Education have recommended that training in the principles and practice of home health care be incorporated into the undergraduate, graduate and continuing education of physicians. Also contributing to the growth of the alternate-site health care industry is the increase in the over-65 population, which has a higher incidence of illness and disability.

         A significant component of alternate-site health care is infusion therapy, which involves the administration of fluid intravenously at a regulated rate and volume. Alternate-site infusion therapy has historically been the fastest growing segment of the alternate-site health care market. According to POV, Incorporated, an industry tracking and consulting firm, the infusion therapy segment of this market is expected to grow in revenues from $3.2 billion in 1992 to $7.9 billion in 1997, representing an average annual compounded growth rate of approximately 20%. Infusion therapy is used in a wide range of applications such as nutrition therapy, pain management, delivery of antibiotics, pregnancy and obstetrical therapies, chemotherapy, cardiovascular therapy and immunosuppressive therapy. These therapies generally require the use of specialized infusion pumps to deliver precise dosages of fluids such as nutrients, parenteral solutions, anti-infectives, chemotherapeutic agents, narcotic analgesics and a variety of other drugs.

         Due to the shift by managed care payors toward capitated payment arrangements, providers of infusion therapy are being forced to reduce costs without compromising the quality of care in order to maintain profitability. The costs associated with providing infusion therapy are composed of three general components: capital equipment, supplies and labor. Traditionally, providers of infusion therapy needed to purchase multiple types of infusion pumps and related back-up inventory because most pumps delivered only one type of therapy. This requirement to purchase several single therapy pumps also results in increased labor training costs because of the need to learn multiple programming protocols. The delivery of infusion therapy requires a substantial amount of non-clinical nursing time. The Company believes that reducing the labor costs of delivering infusion therapy is critical for alternate-site health care providers to achieve operating efficiencies. According to a 1992 study of the home infusion therapy industry published by The National Alliance for Infusion Therapy (the "NAIT Study"), nurses spent an average of 3.1 hours per home visit, of which approximately 64 minutes, or 35%, was spent traveling to and from the patient's home, 56 minutes, or 30%, was spent documenting clinical observations as well as coordinating care and the balance was spent on tasks performed during personal contact with the patient, including documentation. The NAIT Study also shows that training is required for patients not only at the start of therapy but also over time as the therapy of an individual patient changes. The NAIT Study indicates that during such home visits, a significant amount of nursing time is required to ensure that patients are complying with the prescribed therapy. Compliance is important since it can prevent patients from having to re-enter the costly hospital setting thereby generating unnecessary incremental expenses and health risks as a result of failure to adhere to their prescribed therapies, whether intentionally or unintentionally. The Company believes that products and technology which reduce the cost of providing infusion therapy, especially the labor component, will be attractive to health care payors and providers in general and providers of infusion therapy in particular.

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

         The following table summarizes certain information with respect to the Company's products:


    Product                                    Description                                      Status
    -------                                    -----------                                      ------

INFUSION PUMPS
3030 Stationary Pump                Stationary, multi-therapy infusion                     Commercially available
                                    device                                                 since 1992(1)(2)(3)

6060 Ambulatory Pump                Ambulatory, multi-therapy infusion                     Commercially available
                                    device                                                 since 1995(1)(2)(4)

INFUSION SUPPLIES

3030 Infusion Sets                  Non-proprietary, disposable tubing                     Commercially available
                                    sets for use with 3030 Stationary                      since 1992
                                    Pump

6060 Infusion Sets                  Proprietary, disposable tubing sets                    Commercially available
                                    for use with 6060 Ambulatory Pump                      since 1995(1)(2)(3)

I.V. Admixture                      Prepackaged, injectable,                               Commercially available
  Products                          prescription pharmaceuticals                           since 1995

Pre-filled Syringe                  Pre-filled I.V. tubing flush                           Commercially available
  Products                          syringes                                               since 1996(2)


INTERACTIVE PROGRAMMING AND MONITORING SOFTWARE

MediVIEW                            Proprietary, PC-based software that                    Commercially available
                                    allows remote and real-time                            since 1996
                                    programming, monitoring, data
                                    capture and reporting






AUTOMATIC DIAGNOSTIC TESTING DEVICE

PumpMaster                          Proprietary, portable, automatic                       Commercially available
                                    diagnostic device for the testing                      since 1996(2)
                                    of Sabratek infusion pumps

(1)  Patent(s) issued in the United States.

(2)  United States and/or foreign patents pending.

(3)  Foreign patent issued.

(4)  U.S. patent allowed.


         Sabratek 3030 -- Stationary multi-therapy infusion pump. The Company's 3030 Stationary Pump is an electromechanical, volumetric infusion device that is able to deliver a wide variety of infusion therapies including, among others, chemotherapy, antibiotics, circadian rhythms and total parenteral nutrition under three standard and one custom delivery modes. The 3030 Stationary Pump incorporates multiple language capabilities, remote communications and pre-programming capabilities, a state-of-the-art ergonomic design and a relatively easy-to-learn programming format. The 3030 Stationary Pump operates with leading brands of disposable tubing as well as Sabratek's own line of non-proprietary disposable tubing. The 3030 Stationary Pump has the ability to work in conjunction with the MediVIEW software.

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

         Disposable infusion supplies. The Company sells non-proprietary disposable tubing sets for use with the 3030 Stationary Pump and proprietary disposable tubing sets for use exclusively with the 6060 Ambulatory Pump. Through the acquisition of Rocap, the Company offers I.V. Admixture and pre-filled syringe products.

         MediVIEW -- Remote programming, monitoring and data capture and reporting software system. MediVIEW is a proprietary software system designed to allow providers to program and monitor Sabratek's infusion pumps and capture data for reporting and clinical purposes from remote locations over standard telephone lines. The Company has designed MediVIEW to enable alternate-site health care providers using the 3030 Stationary Pump and 6060 Ambulatory Pump combined with MediVIEW to: (i) remotely monitor and program the Company's pumps on a real-time basis, (ii) receive instantaneous notification of alarm activation and immediately respond from the provider's physical location, (iii) automatically record and "package" data regarding the outcomes of actual therapy courses for specific case management and clinical as well as administrative/reimbursement purposes, and (iv) develop a proprietary clinical protocol and outcomes database useful to managed care providers. In addition, patients who receive therapy on the Company's infusion products should derive greater comfort because their providers will be able to monitor their therapies on a real-time basis. The first release of MediVIEW became commercially available in the third quarter of 1996.

         PumpMaster -- Portable, automatic diagnostic device for the testing of Sabratek infusion pumps. The PumpMaster is a portable device designed to enable providers to perform on-site diagnostic tests on Sabratek's infusion devices. Pursuant to suggested standards adopted recently by the Joint Commission for the Accreditation of Healthcare Organizations ("JCAHO"), an industry group which promulgates standards relating to the provision of alternate-site health care, the performance of every infusion pump is required to be re-certified on the earlier of the date on which such pump is provided to a new patient for their use or the date which is 12 months from the date of the last certification. The Company believes that it is not cost-efficient for providers to maintain in-house bio-medical engineering resources on a branch level to perform pump re-certification. Instead, providers typically ship their pumps for remote-site testing and, as a result, are required to maintain costly back-up pump inventory. The PumpMaster is intended to obviate such incremental capital expenditure outlays as well as eliminate the cost of outside infusion pump testing. The PumpMaster is designed to conduct automatically, in approximately ten minutes, all tests typically performed as part of JCAHO re-certification. PumpMaster became commercially available in the fourth quarter of 1996.

Strategic Partnerships

         Unitron. In July, 1997, the Company entered into a licensing agreement with Unitron Medical Communications, Inc. ("Unitron"), a privately held company which has developed MOON, a proprietary clinical patient information management network. Under the terms of this agreement, the Company will pay Unitron up to $7 million for a 15-year technology license for use of the continuous, real-time monitoring and reporting software which is a component of MOON. The Company also entered into an option agreement with the Unitron shareholders which gives the Company the right to purchase Unitron beginning in the fourth quarter of 1999. If additional funding is required by Unitron previous to the option exercise, the Company has the right of first refusal to provide such funding.

         Unitron is in the process of deploying the MOON network on a national basis. MOON provides for continuous, real-time monitoring and reporting of clinical patient information from any site, including the patient's home.

         Unlike in an acute care setting, patients in the alternate-site health care environment are often not in close physical proximity to their health care providers. As a result, patient information from the point of care is often communicated to the health care provider in a less timely and complete manner. In addition, physicians generally are less able to monitor the patient, including compliance with prescribed therapy and the management of care delivered by other providers. The goal of MOON is to enable health care providers to more effectively treat higher acuity patients in an alternate-site health care setting by maintaining the provider's ability to direct the patient's care, monitor compliance with prescribed therapies and have access to timely clinical information. MOON is designed to allow the provider to reduce the need for on-site visits without compromising the quality of patient care.

         MOON allows caregivers to input patient information into a data repository which is immediately available to other providers, including physicians. The Company anticipates that its interactive medical devices will, in the future, transmit patient information directly to MOON without human interaction. The immediate availability of patient information is a significant improvement over the current paper-based reporting system which often lags two or more weeks behind the initial collection of such information. MOON allows providers immediate access to patient information. Additionally, the individual health care provider tracking information is useful to payors and the agencies/companies managing the provider. The Company intends to combine its proprietary MediVIEW medical device management and telemedicine software with Unitron's clinical patient information management network. The Company believes that this combination is likely to accelerate the realization of the data management aspects of the virtual hospital room.

         GDS. In August, 1997, the Company entered into a supply and distribution agreement with GDS Technology, Inc. ("GDS"), a privately held medical device company. Under the terms of this agreement, the Company will pay GDS $4 million for the 10-year exclusive rights to certain diagnostic products, including the GDS Stat-Site point of care diagnostic testing device and related disposable tests for use in the alternate site health care market. The Company also entered into an option agreement with the GDS shareholders which gives the Company the right to purchase GDS for a price of up to $25 million if exercised before GDS' fiscal 1998 operating results are finalized, and for a price based upon GDS' operating results, if exercised afterwards. Under certain circumstances the GDS shareholders have the right, exercisable no earlier than the second quarter of 1999, to require the Company to purchase their shares of GDS. GDS manufactures bulk and specific enzymes and reagents for the diagnostic testing industry, as well as Stat-Site, a unique test system for the point of care market. GDS has 510(k) approval for its Stat-Site device and a limited number of tests. The Stat-Site system provides immediate availability of certain critical information which can be used for diagnosis or monitoring the efficacy of a patient's drug therapy. For certain disease states, this information is important to determine the regimen of care.

         The Company intends to integrate the GDS Stat-Site system and the data that it provides with its other medical devices as part of the virtual hospital room in order to enhance its capabilities to serve the alternate-site health care market.

Sales and Marketing

         The Company sells its products to a diverse group of customers in the alternate-site health care industry such as sub-acute skilled nursing care facilities, pharmacy providers, home health care providers, physicians' offices, clinics, surgery centers and long-term care facilities. This group of customers ranges in size from national and regional chains to local independent operators. The Company's products are also sold to hospitals, particularly for pain management. Key decision makers include nursing, pharmacy, purchasing and bio-medical departments, as well as physicians.

         As of December 31, 1997, the Company's domestic sales force consisted of 24 direct sales professionals, 9 clinical support staff members and 2 full-time sales consultants who work closely with a network of domestic distributors each of whom covers an exclusive geographic territory. In certain limited geographic areas, the distributors are directly involved in sales and implementation; in others, the distributors act as support to the new client implementation process. The Company's distributors have been selected for their experience in and focus on the infusion therapy market, coverage of specific geographical areas, product sales support and regional dominance. The Company's sales management team trains the sales personnel of each of the distributors and provides them with all product information and other relevant field literature. In addition, Sabratek's direct sales representatives sell and coordinate and manage national account activity. The Company's marketing and sales efforts are supported by advertising in trade journals, new product literature and attendance at trade shows. The Company believes that its existing sales force and distribution network provide the necessary infrastructure to market its current products and those under development.

         The Company has also entered into distribution agreements with distributors in South America, Europe, the Middle East, Asia and Africa. For the years ended December 31, 1997, 1996 and 1995, international sales accounted for approximately 3%, 9% and 15%, respectively, of the Company's total sales. The Company perceives the international marketplace as a potential area for future growth. The Company has distribution agreements in Japan and Germany, which it believes are among the largest international markets for infusion systems. The Company has received regulatory approval in Japan and currently markets there. The Company will commence marketing its products in EEC countries upon receipt of regulatory approval. Currently, all of the Company's international sales are invoiced and paid in U.S. dollars.

         The Company has enhanced its domestic sales effort through an affiliation with Americorp Financial, Inc. ("Americorp") to provide leasing services to the Company's domestic customers. Americorp has licensed the name "Sabratek Credit Corporation" from the Company and offers financing for the acquisition of Sabratek products under both capital and operating leases.

Research and Development

         The Company is committed to continued product innovation and has invested approximately $1.8 million, $1.0 million and $2.2 million in research and development for the years ended December 31, 1997, 1996 and 1995, respectively. The Company's research and development effort is supported by a staff of ten electrical, mechanical and software engineers who have extensive experience in the design and development of electromechanical infusion therapy devices, other medical instrumentation and software. Sabratek's engineering team closely coordinates its design activities with the Company's sales and marketing team. This group solicits extensive pre-design focus group input from constituencies that use or are impacted by the use of Sabratek's products, but who may possess a host of different strategic, economic and other objectives.

         Sabratek's research and development program is focused on both new product development and enhancements of existing products. The Company's product development efforts include advancements in infusion therapy, interactive software systems, vital signs monitoring, and device communications and integration. The Company's product development strategy is based on developing product platforms that have the flexibility to be configured to respond to a variety of customer requirements. The Company's product enhancement efforts are based on the input received from customers after the initial introduction of its products and focus on addressing customers' needs in a more cost-effective and comprehensive way.

Assembly and Manufacturing

         Sabratek currently assembles all of its infusion devices at its facility in Niles, Illinois in an effort to ensure production quality and control its costs. The Company outsources the manufacture of certain sub-systems used in its infusion systems. In addition, disposable tubing sets sold by Sabratek are manufactured by contract manufacturers. Sabratek believes its mix of in-house assembly and contract manufacturing is the most cost-effective means of producing its products.

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

         Sabratek's Rocap division manufactures prepackaged injectable prescription pharmaceuticals and pre-filled I.V. tubing flush syringes at its facilities in Woburn, Massachusetts and Orlando, Florida. Competitive back-up sources exist for all of the components used in the production of Rocap's products.

Quality Assurance

         The Company maintains a comprehensive quality assurance program. The quality assurance program begins with the components and other materials the Company purchases from vendors. Vendors are required to supply materials which meet stated specifications. The Company monitors vendors' compliance with the stated specifications through a program of on-site surveys, audits and product testing. The Company also employs quality assurance procedures during its on-site manufacturing and assembly process in an effort to ensure that finished products meet the standards set by the Company. All finished products are tested by the Company's separate quality assurance department to ensure that the Company maintains its quality standards. Finally, the Company maintains a post-sale performance monitoring program.

         Sabratek provides its customers a standard one-year warranty on the 3030 Stationary Pump, the 6060 Ambulatory Pump and the PumpMaster. To provide further product support, the Company has established an in-house capability for repair, maintenance and upgrade of its products. The repair and maintenance function utilizes full-time technical personnel as well as on-going support from temporary and production personnel as required to service infusion devices. The Company believes the service and maintenance of its infusion devices require minimal manpower due to the modularity of such devices' sub-systems, sound quality control procedures and the service capabilities of distributors.


         As part of its quality program, Sabratek provides its customers with extensive in-service and training in the use of its products. This is provided by both Sabratek's sales force and its distributors.

Intellectual Property

         One United States patent and one Australian patent have been issued for the 3030 Stationary Pump. In addition, two foreign patents are pending for the 3030 Stationary Pump. For the 6060 Ambulatory Pump, five United States patents have been issued, two United States patents have been allowed (are awaiting the issuance of patent numbers by the Patent and Trademark Office) and one United States patent is pending. One United States and one German patent have been issued and one Japanese patent has been allowed for the 6060 Infusion Set and United States and foreign patents are pending on this project. The Company also has United States and Foreign patents pending for PumpMaster. There is one United States patent pending with respect to the pre-filled syringe products. The Company also requires each of its employees, consultants and advisors to agree in writing to keep its proprietary information confidential and to assign all inventions relating to the Company's business to the Company. There can be no assurance that any unprotected information will not also be developed by others.

         The Company has registered or applied to register the following trademarks: SABRATEK(R) and its logo, AutoRamp(R), HOMERUN(R), Seamless Delivery System(TM), PumpMaster(R), MediVIEW(R), TCS Total Compliance System(TM), VHR Virtual Hospital Room(TM) and Communicator(TM). The Company has also received a foreign trademark registration for the name SABRATEK(R) and its logo in Japan. Unitron Medical Communications, Inc. has filed a trademark application for the term MOON(TM) which appears herein. Stat-Site(R), which appears herein, is a registered trademark of GDS Technology, Inc.

Competition

         The Company faces substantial competition. At the present time, the Company considers its primary competitors to be other marketers of infusion pumps. The Company believes there are several major competitors marketing infusion pump devices, including, but not limited to: Abbott Laboratories; Alaris Medical, Inc.; Baxter International Inc.; I-Flow Corp.; McGaw, Inc., an indirect subsidiary of B. Braun Melsungen AG; and SIMS Deltec, a unit of Smiths Industries Medical Systems.

         Despite the greater size and market share of its competitors, Sabratek believes that its products compete favorably against the products offered by its competitors. Sabratek has designed its stationary and ambulatory pump products to offer cost efficient and convenient transferability of training/operational procedures and functions. Unlike manufacturers that offer only a stationary or an ambulatory pump, or offer both but whose products lack operational integration, Sabratek's Seamless Delivery System product design provides health care providers with product standardization which the Company believes to be critical in achieving optimum operating efficiencies. Sabratek believes that its products also compete favorably with the products of larger, more established companies on the basis of other advanced product features.

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

         HCFA coordinates a system of reimbursement for outpatient hospital procedures, physician office procedures and devices used in conjunction therewith. Under this system, HCFA determines coverage eligibility, issues coverage instructions and assigns billing codes called the HCFA Common Procedures Coding System ("HCPCS") for such procedures and devices under Medicare and Medicaid. HCFA has established HCPCS billing codes for infusion devices. Moreover, the HCPCS system is referenced by most third-party payors, including Medicare and Medicaid, insurance companies and health maintenance organizations, thereby standardizing coverage identification and billing identification across a broad spectrum of payor plans. When the use of FDA-approved infusion devices is prescribed by a physician and determined to be reasonable and necessary in the treatment of illness, such use is generally reimbursable under Medicare and Medicaid. Reimbursement by other third-party payors is dependent upon the coverage provided under the applicable plan.

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

         Commercial distribution of a device for which a 510(k) Submission is required can begin only after the FDA issues an order finding the device to be "substantially equivalent" to a legally marketed device. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. This may include a requirement for clinical testing of the device. It generally takes from four to twelve months from submission to obtain a 510(k) clearance, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, in which case a PMA may be required, or that additional information is needed before a substantial equivalence determination can be made, in which case data from safety and effectiveness tests, including clinical tests, may be required. The process for preparing and obtaining FDA approval of a PMA is much more elaborate, time-consuming and expensive than the process of preparing and obtaining FDA clearance of a 510(k) Submission and would require the Company, among other things, to conduct preclinical and clinical trials to demonstrate the safety and effectiveness of the proposed device. A "not substantially equivalent" determination or a request for additional information could significantly delay the market introduction of new products that fall into this category.

         The Company received 510(k) clearance to begin marketing the 3030 Stationary Pump in the United States in May, 1992. The Company received 510(k) clearance for the disposable tubing sets for use with the 3030 Stationary Pump in March, 1995. In July, 1994, the FDA cleared the 510(k) Submission for the 6060 Ambulatory Pump and disposable tubing sets for use with the 6060 Ambulatory Pump. In June, 1996, the Company received 510(k) clearance for the MediVIEW software system for use with the 3030 Stationary Pump.

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

         The FFDCA requires the filing of a new 510(k) Submission when, among other things, there is a major change or modification in the intended use of the device or change or modification, including product enhancements, to a legally marketed device that could significantly affect its safety or effectiveness. A device manufacturer is responsible for making the initial determination as to whether a proposed change to a cleared device or to its intended use necessitates the filing of a new 510(k) Submission. The Company has made some enhancements to its currently marketed products without filing 510(k) Submissions. There can be no assurance that the FDA would agree with the Company's determinations that these enhancements do not require a 510(k) Submission. Likewise, if the Company determines that any modifications that it may make to its cleared devices in the future do not require a new 510(k) Submission, there can be no assurance that the FDA would agree with the Company's determinations and would not require a new 510(k) Submission for any past or future modifications made to a cleared device. If the FDA requires the Company to file a new 510(k) Submission for any modification to the device, the Company may be prohibited from marketing the device as modified until it obtains clearance from the FDA. There can be no assurance that the Company will obtain 510(k) clearance on a timely basis, if at all, for any device modification for which it files a future 510(k) Submission. If 510(k) clearance is granted, there can be no assurance that it will not contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use.

         The Company's Rocap division is registered with the FDA as a drug manufacturer and repackager and as a device manufacturer, and its products are required to be manufactured according to current GMPs and Quality System Regulations ("QSRs") which impose certain process, procedure and documentation requirements upon the Company with respect to design, manufacturing and quality assurance activities. Some of the products manufactured by the Rocap division have been listed with the FDA in accordance with the Drug Listing Act of 1972. Some of the products manufactured by the Rocap division contain drugs that are purchased from other manufacturers, which have received FDA approvals. There can be no assurance that the suppliers of such drugs will be able to maintain such approvals.

         The Company intends to develop new products for the future, including new applications for the MediVIEW software system. The Company's new products, including new applications for existing products, may qualify as devices that require FDA clearance or approval prior to marketing. For example, the FDA is currently in the process of revising the regulatory requirements and review criteria for software-related medical devices, which could adversely affect the Company's introduction of new software products, or devices that incorporate software, in the future. There can be no assurance that market clearance of future products or product applications will be forthcoming in a timely manner, if at all, or that the FDA's clearance or approval of future products or product applications will not contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. If in the future the FDA concludes that current, modified or new products manufactured and distributed by the Company require that the products be relabeled, require 510(k) clearance, require new drug approval, or other regulatory approval, the FDA could prohibit the Company from manufacturing and/or distributing these products until the Company made the necessary submissions and obtained any required approvals. The FDA could also take regulatory action against the Company for the manufacture and/or distribution of products.

         In October, 1996, the Company learned of a defect in a software feature of certain units of the 6060 Ambulatory Pump. The Company initiated a recall of these units to correct the problem with an upgrade of the software. Pursuant to FDA regulations, the Company notified the FDA of the recall and has updated the FDA of the progress of the recall, which is now approximately 97% complete. The FDA classified the Company's recall as a Class II recall, which is defined as a situation in which the use of a violative product may cause temporary or medically reversible adverse health consequences or where the probability of serious adverse health consequences is remote. FDA reported this recall in the January 15, 1997 issue of the FDA Enforcement Report. In April, 1997, the FDA notified the Company of changes to its classification of certain drugs and devices produced by the Company. In June, 1997, the FDA responded to the Company's reply by noting that the Company has addressed the regulatory issues raised in April. There can be no assurance, however, that the FDA will not again reclassify products manufactured by the Company. There can be no assurance that FDA will not take further action with respect to these matters.

         Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA. Device manufacturers are required to register their establishments and list their devices with the FDA, and are subject to periodic inspections by the FDA and certain state agencies. The FFDCA requires devices to be manufactured in accordance with QSRs. The Company believes that its manufacturing and quality control procedures substantially conform to the requirements of the QSRs. However, there can be no assurance that the FDA would concur with the Company's determination in this regard or that the Company will be able to maintain compliance with the QSRs.

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

         If, as a result of FDA inspections, MDR reports or information derived from any other source, the FDA believes the Company is not in compliance with the law or regulations thereunder, the FDA can refuse to clear pending 510(k) Submissions; withdraw previously cleared 510(k) Submissions; require notification to users regarding newly found unreasonable risks; request repair, refund or replacement of faulty devices; require corrective advertisements, formal recalls or temporary marketing suspension; impose civil penalties; or institute legal proceedings to detain or seize products, enjoin future violations, or seek criminal penalties against the Company, its officers or employees. Civil penalties for FFDCA violations may be assessed by the FDA in lieu of or in addition to instituting legal action. Civil penalties may range up to $15,000 per violation for violations of the FFDCA, and a maximum of $1,000,000 per proceeding. Civil penalties may not be imposed for GMP violations, unless the violations involve a significant or knowing departure from the requirements of the FFDCA or a risk to public health. The FDA provides manufacturers with an opportunity to be heard prior to the assessment of civil penalties. If civil penalties are assessed, judicial review is available.

         The Company exports, or intends to export, its products to Europe, Japan and other foreign countries. Exports of products that have market clearance from the FDA in the United States do not require FDA authorization for export. However, foreign countries often require, among other things, an FDA Certificate to Foreign Government verifying that the product complies with FFDCA requirements. To obtain a Certificate to Foreign Government, the device manufacturer must certify to the FDA that the product has been granted clearance or approval in the United States and that the manufacturer and the exported products are in compliance with the FFDCA and all applicable or pertinent regulations. The FDA may refuse to issue a Certificate to Foreign Government if significant outstanding GMP violations exist.

         International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging and labeling requirements, and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. The Company plans to use its distributors to assist in obtaining any necessary foreign governmental and regulatory approvals. The Company has received approval to market its products in Japan. Although the Company is in the process of having its products approved in the European community, with the exception of Japan, it does not currently have its products registered or approved in any countries requiring an extensive registration or approval process and has, therefore, not sold any products in such countries.

         The Company has received Underwriters Laboratory, Inc. product recognition under UL 544, Standard for Medical and Dental Equipment and UL 2601, General Requirements for Safety for Mechanical Electrical Equipment as well as product recognition under Canadian National Standard C22.2 through cUL for both the 3030 Stationary Pump and the 6060 Ambulatory Pump. To maintain "UL" status, the Company is subject to quarterly inspections by Underwriters Laboratory, Inc.

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

Product Liability Insurance

         The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects. The Company maintains product liability insurance with coverage of $7.0 million per claim, with an annual aggregate policy limit of $7.0 million. There can be no assurance that liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially acceptable terms, if at all.

Employees

         As of December 31, 1997, the Company employed approximately 272 persons full-time, including 195 in manufacturing and operations, 36 in sales, marketing and clinical support, 13 in research and development, 15 in administration, and 13 in regulatory affairs/quality assurance.

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

Item 2.  Properties
-------------------

         The Company occupies approximately 38,000 square feet of development, production, warehouse and administrative space in Niles, Illinois. The facility lease runs through October 31, 1999. The current annual lease rate for this space is approximately $217,000 and is subject to annual increases. The Company may be required to lease additional space in the future and believes that such space will be readily available at reasonable rates.

         The Company's Rocap division occupies approximately 7,900 square feet of production, warehouse and administrative space at two facilities in Woburn, Massachusetts. The lease terms end July 31, 2000 and August 1, 2000. The current annual lease rate in aggregate is approximately $64,000. The Rocap division also occupies approximately 14,400 square feet of production, warehouse and administrative space at one facility in Orlando, Florida. The lease expires in 2007. The current annual base lease rate is approximately $104,400. Sabratek intends to continue to operate the Rocap division's current business from its existing facilities but may need to lease additional space based upon the planned expansion of the Rocap division business.



Item 3.  Legal Proceedings
--------------------------

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


Item 4.  Submissions of Matters to a Vote of Security Holders
-------------------------------------------------------------

         Not Applicable.

                                     PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder ------- Matters
         ------------------------------------------------------------------

         The Company completed its initial public offering in June, 1996 at a price per share of $10.00. Since June 21, 1996, the Company's Common Stock has traded on the Nasdaq National Market under the symbol "SBTK". The following table sets forth, for the periods indicated, the high and low reported sale prices of shares of the Common Stock as reported on the Nasdaq National Market.

                                             High        Low
                                             ----        ---
1996
----
Second Quarter (from June 21, 1996)           $12        $10
Third Quarter......................          $16-1/2     $7-3/4
Fourth Quarter.....................          $16 3/4     $13

1997
----
First Quarter                               29-1/8       15-1/4
Second Quarter                              31-3/8       17-3/4
Third Quarter                               39-1/4        25
Fourth Quarter                              38-11/16      23

1998
----
First Quarter (through March 10, 1998)         36         28




         As of February 28, 1998 there were 168 holders of record of the Company's Common Stock.

         The Company has never paid a cash dividend and does not anticipate the payment of cash dividends in the foreseeable future as earnings are expected to be retained to finance the Company's growth. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors, which will review its dividend policy from time to time.

         During December, 1997, the Company issued 99,798 shares of common stock upon the exercise of warrants not covered by a registration statement. The Company received proceeds of approximately $454,666 upon the exercise of such warrants. All such issuances of common stock were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data
--------------------------------

         The selected financial data with respect to the Company's statements of operations for each of the years in the five year period ended December 31, 1997 and the balance sheet data as of December 31, 1997, 1996, 1995, 1994 and 1993 are derived from the Company's audited financial statements. The financial data for the Company should be read in conjunction with the Company's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.

                                                           Year Ended December 31,
                                 ---------------------------------------------------------------------
                                      1997          1996          1995          1994          1993
                                      ----          ----          ----          ----          ----
                                                 (In Thousands, Except Per Share Data)
Statement of Operations Data:
Net sales.....................       $43,058       $17,696       $ 4,040       $ 3,315       $1,229
Cost of sales.................        18,720         8,748         2,902         2,481        1,634
                                     -------       -------       -------       -------        -----
Gross margin (loss)...........        24,338         8,948         1,138           834         (405)
Selling, general and administrative
  expenses....................        18,256         8,474         6,874         4,108        2,411
                                     -------       -------       -------       -------        -----
Operating income (loss).......         6,082           474        (5,736)       (3,274)      (2,816)
Interest expense..............           (45)         (319)         (222)         (260)         (20)
Other income (expense), including
  interest income.............         1,209           615           (78)          (21)          15
Stock appreciation rights(1)..            --        (1,628)           --            --           --
                                     -------       -------       -------       -------        -----
Net income (loss).............       $ 7,246       $  (858)      $(6,036)      $(3,555)     $(2,821)
                                     =======       =======       =======       ========     ========
Basic earnings (loss) per share      $  0.75       $ (0.17)      $ (3.72)           --           --
                                     ========      ========      ========     =========     ========
Basic weighted average shares
outstanding...................         9,614         5,143         1,622            --           --
                                     =======       ========      ========     ==========   ========
Diluted earnings (loss) per share    $  0.67       $ (0.17)      $ (3.72)           --           --
                                     ========      ==========   =========     ==========   ========
Diluted weighted average shares
outstanding...................        10,895         5,143         1,622            --           --
                                     =======       =======       =======       ==========   ========


                                                    Year Ended December 31,
                                 ---------------------------------------------------------------------
                                        1997           1996         1995        1994      1993
                                        ----           ----         ----        ----      ----
                                                            (In Thousands)
Balance Sheet Data:
Working capital...............        48,156          $24,587   $ (1,101)   $   999    $ (1,296)
Total assets..................        71,167           32,951      4,1797     3,338       2,215
Short-term debt (including current
  portion of long term
  obligations)(3).............            25              303         755        91       2,013
Long-term obligations (excluding
  current portion)(3).........           264              24        2,512       464         310
Accumulated deficit...........        (7,064)        (14,310)     (13,452)   (7,416)     (3,861)
Total stockholders' equity
  (deficit)...................        64,415          28,650       (2,821)    1,151      (1,211)

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND ------- RESULTS OF OPERATIONS
         -----------------------------------------------------------------

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

Results of Operations

Years Ended December 31, 1997 and 1996

         Net Sales. Net sales increased $25.4 million to $43.1 million for the year ended December 31, 1997 as compared to $17.7 million for the year ended December 31, 1996, an increase of 143%. The increase is attributable to several factors; incremental unit sales volume of the 3030 Stationary Pump and 6060 Ambulatory Pump and their respective disposables into the alternate-site health care market including national homecare companies, an increase in the average per unit selling price due to a higher ratio of direct sales versus dealer sales, the addition of the Rocap product line of pre-filled flush syringes in February, 1997, the addition of the MediVIEW and PumpMaster products, and the addition of certain licensed products from GDS Technology, Inc.

         Cost of Sales. Cost of sales increased $10.0 million to $18.7 million for the year ended December 31, 1997, as compared to $8.7 million for the year ended December 31, 1996, an increase of 114%. The increase is primarily attributable to direct product costs associated with incremental unit sales volume of the 3030 and 6060 infusion pumps and related disposables, the addition of the Rocap product line and an increase in costs relating to the expansion of production capacity.

         Gross Margin. Gross margin increased $15.4 million to $24.3 million for the year ended December 31, 1997 as compared to $8.9 million for the year ended December 31, 1996, an increase of 172%. The increase is due primarily to the incremental unit sales volume and per unit contribution thereon, including the economies of scale realized by allocating fixed manufacturing costs over a greater number of units. Also contributing to the increase were higher average pricing levels, a more favorable product mix of the 6060 Ambulatory Pump units to 3030

Stationary Pump units, and the addition of the Rocap product line. Gross margin as a percent of sales increased to 57% for the year ended December 31, 1997 as compared to 51% for the year ended December 31, 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $9.8 million to $18.3 million for the year ended December 31, 1997 as compared to $8.5 million for the year ended December 31, 1996, an increase of 115%. The increase is due primarily to the expansion of the Company's direct sales force and clinical support staff and the associated travel thereby, as well as, greater aggregate commissions paid in conjunction with higher net sales. Contributing also to the increase for the year ended December 31, 1997 was the assumption of expenses relating to the Rocap product line, the addition of administrative and management personnel, as well as the expansion of the Niles, Illinois facility. Expenses relating to SIMS Deltec, Inc. litigation were approximately $737,000 for the year ended December 31, 1997. Selling, general and administrative expenses as a percent of sales decreased to 42% for the year ended December 31, 1997 as compared to 48% for the year ended December 31, 1996.

         Operating Income. Operating income increased to $6.1 million for the year ended December 31, 1997 as compared to $474,000 for the year ended December 31, 1996, an increase of 1,183%. Operating income as a percent of sales increased to 14% for the year ended December 31, 1997 as compared to 3% for the year ended December 31, 1996. The increase in operating income is due primarily to incremental gross margin generated by increased unit sales volume of new and existing products, as described above.

         Interest Income. Interest income increased to $1.2 million for the year ended December 31, 1997 as compared to $617,000 for the year ended December 31, 1996, an increase of 101%. The increase is attributable to a higher average balance of cash available for investment as compared to that of the year ended December 31, 1996. The Company completed a secondary public offering in April, 1997 which resulted in net proceeds to the Company of approximately $21.6 million. In June, 1996, the Company completed an initial public offering which resulted in net proceeds to the Company of approximately $26.7 million.

         Interest Expense. Interest expense decreased to $45,000 for the year ended December 31, 1997 as compared to $319,000 for the year ended December 31, 1996, a decrease of 86%. The decrease for the year ended December 31, 1997 is primarily attributable to the conversion and elimination of all convertible debt outstanding at the Company's initial public offering in June, 1996. Interest expense for the year ended December 31, 1997 applies to capital lease obligations and borrowings collateralized by a certain customer receivable.

         Stock Appreciation Rights Expense. No stock appreciation rights expense is recorded for the year ended December 31, 1997 as compared to $1.6 million for the year ended December 31, 1996. The stock appreciation rights expense for the year ended December 31, 1996 was non-recurring.

         Provision for Income Taxes. Due to net operating loss carryforwards sufficient enough to offset pretax income, the Company did not incur any federal or state income tax liability for the year ended December 31, 1997. Due to net losses for the year ended December 31, 1996, the Company did not incur any federal or state income tax liability for the period. Utilization of remaining net operating loss carryforwards depends on future earnings and will be subject to annual limitations as a result of changes that have occurred in the Company's ownership.

         Net Income. Net income was $7.2 million for the year ended December 31, 1997 as compared to a net loss of $858,000 for the year ended December 31, 1996. Net income for the year ended December 31, 1997 was achieved primarily as a result of incremental gross margin generated by increased unit sales volume of new and existing products, as discussed above. Also contributing to net income for the year ended December 31, 1997 was the increase in interest income due to the investment of excess cash. Additionally, the year ended December 31, 1996 included the non-recurring charge for stock appreciation rights of $1.6 million.

Years Ended December 31, 1996 and 1995

         Net Sales. Net sales increased to $17.7 million for the year ended December 31, 1996 from $4.0 million for the year ended December 31, 1995, an increase of $13.7 million or 343%. The increase is primarily attributable to an increase in sales volume of the 3030 Stationary Pump, the 6060 Ambulatory Pump and their respective disposables, to the alternate-site health care market. Also contributing to the increase was the introduction of the MediVIEW and PumpMaster products.

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

         Gross Margin. Gross margin increased to $8.9 million for the year ended December 31, 1996 from $1.1 million for the year ended December 31, 1995, an increase of $7.8 million, or 709%. The increase is due primarily to the increase in sales volume and the resulting economies of scale associated with the increase. Gross margin as a percentage of sales increased to 51% for the year ended December 31, 1996, from 28% for the year ended December 31, 1995. The increase is due to the absorption of fixed manufacturing costs and overhead over a greater unit volume, higher average pricing levels for the 3030 Stationary Pump, and the higher margins inherent to the 6060 Ambulatory Pump introduced in the fourth quarter of 1995.

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

         Interest Income. Interest income increased to $617,000 for the year ended December 31, 1996 from $13,000 for the year ended December 31, 1995. The increase of $604,000 is due to interest earned on proceeds from the Company's initial public offering in June, 1996.

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

         Net Loss. Net loss decreased to $858,000 for the year ended December 31, 1996 from $6.0 million for the year ended December 31, 1995, a decrease of $5.1 million. The loss was reduced primarily as a result of increased sales volume of new and existing products, as discussed above, and the allocation of fixed manufacturing cost and overhead over a greater unit volume. The year ended December 31, 1996 includes a non-recurring charge for stock appreciation rights of approximately $1.6 million in connection with the Company's June, 1996 initial public offering, without which the Company would have reported net income of $770,000.

Liquidity and Capital Resources

         In April, 1997, the Company completed a public offering resulting in net proceeds of $21.6 million. As of December 31, 1997, cash balances were invested in commercial paper, certificates of deposit, money market accounts and U.S. Treasury Notes.

         As of December 31, 1997, the Company had approximately $24.6 million in cash, cash equivalents, and short-term investments in marketable securities, and had net working capital of approximately $48.2 million. In March 1997, the Company entered into a bank credit agreement which matures in April 1999, and provides for up to $9.5 million of available borrowing at the bank's prime rate. As of December 31, 1997, no funds have been borrowed under the agreement.

         The Company used cash in its operations of approximately $5.2 million for the year ended December 31, 1997. Cash used in operations for the period was due, primarily, to the growth in trade accounts receivable and inventories as a result of actual and anticipated growth in sales volume.

         During the third quarter of 1997, the Company entered into strategic partnerships with Unitron and GDS. The agreements with Unitron and GDS could require the Company to pay up to a total of $11.0 million in cash license fees, in aggregate. In addition, should the Company decide to exercise its right to acquire either Unitron or GDS, such acquisitions may require additional outlays of cash.

         In September, 1997, the Company initiated a hedging program through the use of forward contracts to minimize foreign currency fluctuation exposure. As of December 31, 1997, the remaining aggregate U.S. dollar amount of the forward contracts was $2,603,412, and such contracts mature at various dates through September, 1998.

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

Recent Accounting Pronouncements

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         Not Applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------






                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Sabratek Corporation:

         We have audited the accompanying balance sheets of Sabratek Corporation as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sabratek Corporation at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                     /s/KPMG Peat Marwick LLP
                                                     KPMG Peat Marwick LLP

Chicago, Illinois
March 17, 1998

                              SABRATEK CORPORATION

                                 BALANCE SHEETS

                                                                        December 31,
                                                                        ------------
                                                                   1997             1996
                                                                   ----             ----
ASSETS
Current assets:
  Cash and cash equivalents                                    $19,598,203      $10,446,818
  Investments in marketable securities, short term               5,004,390        4,351,726
  Receivables:
     Trade, net of allowance for doubtful accounts of
       $502,772 at December 31, 1997 and $146,151 at
       December 31, 1996, respectively                          15,293,268        8,305,045
     Other                                                         207,960          124,690
                                                                   -------  ---------------
  Total receivables                                             15,501,228        8,429,735
                                                                ----------  ---------------
  Inventories                                                   13,718,459        5,049,001
  Prepaids                                                         821,107          586,338
                                                                   -------  ---------------
Total current assets                                            54,643,387       28,863,618
                                                                ----------  ---------------
Property, plant and equipment, net                               3,546,286        1,774,612
Notes receivable                                                   233,334          200,000
Goodwill, net                                                    4,341,602               --
Intangibles, net                                                 8,301,881           41,587
Investments in marketable securities                                --            2,011,560
Other                                                              100,444           59,495
                                                                   -------           ------
                                                               $71,166,934  $    32,950,872
                                                               ===========  ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt, including current portion of
     capital lease obligations                                $     24,628  $       303,472
  Accounts payable                                               3,718,042        2,247,312
  Payroll and commissions                                        2,039,275        1,264,857
  Warranty                                                         303,655          235,740
  Accrued expenses                                                 299,979           54,861
  Other                                                            102,184          170,590
                                                                   -------  ---------------
Total current liabilities                                        6,487,763        4,276,832
                                                                 ---------  ---------------
Long term obligations                                              264,383           23,911
                                                                   -------  ---------------
Total liabilities                                                6,752,146        4,300,743
                                                                 ---------  ---------------
Stockholders' equity:
  Common stock, par value $.01; 25,000000 authorized,
     10,325,280 and 8,196,981 issued and outstanding at
     December 31, 1997 and 1996, respectively                      103,253           81,970
  Additional paid-in capital                                    71,343,925       42,891,350
  Deferred compensation                                           (12,408)         (17,371)
  Unrealized gains                                                  43,521            4,140
  Accumulated deficit                                          (7,063,503)     (14,309,960)
                                                               -----------  ---------------
Total stockholders' equity                                      64,414,788       28,650,129
                                                                ----------  ---------------
Commitments and contingencies
                                                             $  71,166,934  $    32,950,872
                                                             =============  ===============



                       See accompanying notes to financial statements.

                              SABRATEK CORPORATION

                            STATEMENTS OF OPERATIONS


                                                         Years Ended December 31,

                                                   1997              1996               1995
                                                   ----              ----               ----
Net sales.............................     $     43,058,601  $      17,696,786  $      4,039,797
Cost of sales.........................           18,719,987          8,748,364         2,901,818
                                           ----------------  -----------------  ----------------
Gross margin..........................           24,338,614          8,948,422         1,137,979
Selling, general and administrative expenses     18,256,249          8,474,408         6,873,934
                                            ---------------  -----------------  ----------------
Operating income (loss)...............            6,082,365            474,014       (5,735,955)
Other income (expenses):
  Interest income.....................            1,240,766            617,157            12,607
  Interest expense....................             (44,891)          (318,557)         (222,491)
  Stock appreciation rights...........                   -         (1,628,463)                -
  Other...............................             (31,783)            (2,267)          (90,496)
                                           ----------------  ----------------   ---------------
Net income (loss).....................     $      7,246,457  $       (858,116)  $    (6,036,335)
                                           ================  ================   ===============
Basic income (loss) per share              $           0.75  $          (0.17)  $         (3.72)
                                           ================  =================  =================
Basic weighted average shares outstanding         9,614,278         5,142,763         1,622,283
                                           ================  =================  ================
Diluted income (loss) per share......      $           0.67  $          (0.17)  $         (3.72)
                                           ================  =================  ================
Diluted weighted average shares outstanding.     10,894,615         5,142,763         1,622,283
                                             ==============  =================  ================




                       See accompanying notes to financial statements.


                              SABRATEK CORPORATION

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  Years ended December 31, 1997, 1996 and 1995

                                                                          Additional                  Deferred
                               Preferred                 Common             paid-in       Note        compen-     Unrealized
    Description             Shares     Amount       Shares       Amount     capital     receivable     sation        gains
    -----------             ------     ------       ------       ------     -------     ----------     ------        -----

Balance at December
    31, 1994             1,317,715   $ 13,177    1,510,395     $ 15,104   $ 8,650,555   $(112,500)       $    --    $     --
Issuance of convertible
    preferred stock and
    warrants, net of
    $76,758 of offering
    costs                  202,963      2,030           --           --       887,207           --            --          --
Issuance of preferred
    stock in exchange for
    services rendered          728          7           --           --         3,458           --            --          --
Exercise of stock options       --         --        9,621           96        33,623           --            --          --
Exercise of stock
    warrants               246,723      2,467      198,442        1,985     1,054,928           --            --          --
Issuance of common
    stock warrants              --         --           --           --        78,900           --            --          --
Net loss                        --         --           --           --            --           --            --          --
                         ---------    -------    ---------    ---------     ---------    ---------     ---------   ---------
Balance at December
    31, 1995             1,768,129     17,681    1,718,458       17,185    10,708,671    (112,500)            --          --
Issuance of common
    shares, net of offering
    costs of 1,562,932          --         --    3,042,245       30,422    26,783,907           --            --          --
Issuance of common
    shares for services         --         --      124,488        1,245       591,255           --            --          --
Conversion of long-term
    debentures                  --         --    1,331,162       13,312     3,992,662           --            --          --
Conversion of preferred
    stock              (1,768,129)   (17,681)    1,838,113       18,381         (700)           --            --          --
Exercise of warrants and
    options                     --         --      142,515        1,425       668,702           --            --          --
Settlement of note
    receivable                  --         --           --           --            --      112,500            --          --
Issuance of warrant             --         --           --           --       127,000           --            --          --
Deferred compensation,
    net                         --         --           --           --        19,853           --      (17,371)          --
Unrealized gains on
    investments                 --         --           --           --            --           --            --       4,140
Net loss                        --         --           --           --            --           --            --          --
                         ---------  ---------    ---------    ---------     ---------    ---------     ---------   ---------
Balance at December
    31, 1996                    --         --    8,196,981       81,970    42,891,350           --      (17,371)       4,140
Issuance of common
    stock, Purchase of
    Rocap                       --         --      131,593        1,316     2,898,665           --            --          --
Issuance of common
    stock, net of offering
    costs (of $1,666,491)       --         --    1,291,486       12,915    21,567,342           --            --          --
Exercise of warrants and
    options                     --         --      703,889        7,039     3,957,448           --            --          --
Issue common stock,
    Stock Purchase Plan         --         --        1,331           13        29,120           --            --          --
Deferred compensation,
    stock options               --         --           --           --            --           --         4,963          --
Increase in unrealized
    gains                       --         --           --           --            --           --            --      39,381
Net income                      --         --            --          --            --           --            --          --
                           -------  ---------   -----------    --------  ------------    ---------     ---------    --------
Balance at December 31,
    1997                        --         --   10,325,280     $103,253   $71,343,925    $      --     $(12,408)     $43,521
                           =======  =========   ==========     ========   ===========    =========     =========     =======



                 See accompanying notes to financial statements




                             SABRATEK CORPORATION

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  Years ended December 31, 1997, 1996 and 1995 (CON'T)
                                                 Total
                                             stockholders'
                              Accumulated      equity
    Description                 deficit       (deficit)
    -----------                 -------       ---------


Balance at December
    31, 1994                  $(7,415,509)    $ 1,150,827
Issuance of convertible
    preferred stock and
    warrants, net of
    $76,758 of offering
    costs                              --         889,237
Issuance of preferred
    stock in exchange for
    services rendered                  --           3,465
Exercise of stock options              --          33,719
Exercise of stock
    warrants                           --       1,059,380
Issuance of common
    stock warrants                     --           78,900
Net loss                       (6,036,335)    (6,036,336)
                                ----------     ----------
Balance at December
    31, 1995                  (13,451,844)    (2,820,807)
Issuance of common
    shares, net of offering
    costs of 1,562,932                 --     26,814,329
Issuance of common
    shares for services                --        592,500
Conversion of long-term
    debentures                         --      4,005,974
Conversion of preferred
    stock                              --             --
Exercise of warrants and
    options                            --        670,127
Settlement of note
    receivable                         --        112,500
Issuance of warrant                    --        127,000
Deferred compensation,
    net                                --          2,482
Unrealized gains on
    investments                        --          4,140
Net loss                         (858,116)      (858,116)
                                  --------       --------
Balance at December
    31, 1996                  (14,309,960)     28,650,129
Issuance of common
    stock, Purchase of
    Rocap                              --       2,899,981
Issuance of common
    stock, net of offering
    costs (of $1,666,491)              --      21,580,257
Exercise of warrants and
    options                            --       3,964,487
Issue common stock,
    Stock Purchase Plan                --          29,133
Deferred compensation,
    stock options                      --           4,963
Increase in unrealized
    gains                              --          39,381
Net income                      7,246,457       7,246,457
                                ----------   ------------
Balance at December 31,
    1997                      $(7,063,503)    $64,414,788
                              ============    ===========

                 See accompanying notes to financial statements

                              SABRATEK CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31,

                                                                     1997                 1996                 1995
                                                                     ----                 ----                 ----
Cash flows from operating activities:
  Net income (loss)                                         $      7,246,457     $      (858,116)     $    (6,036,335)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
   Depreciation and amortization                                   1,174,186              402,953              185,562
   Deferred compensation                                               4,963                2,482                   --
   Expenses paid with equity issuances                                    --              967,051               39,165
   Stock appreciation rights expense                                      --            1,628,463                   --
   Provision for bad debts                                           296,621               70,682               75,469
   Changes in assets and liabilities:
    Receivables                                                  (6,836,950)          (7,045,498)            (350,659)
    Inventories                                                  (8,656,281)          (3,223,590)          (1,190,326)
    Prepaid and other                                              (492,203)            (544,268)               45,751
    Accounts payable                                                 812,180            (129,847)            1,522,960
    Accrued liabilities                                            1,082,823              848,119              621,860
    Other                                                           (68,406)            (297,543)               48,391
    Long term obligation                                             257,777                   --                   --
    Advances to stockholders                                              --                   --              162,306
                                                               -------------        -------------         ------------
Net cash used in operating activities                            (5,178,833)          (8,179,112)          (4,875,856)
                                                                 ----------           ----------           ----------
Cash flows from investing activities:
  Purchases of property, plant and equipment                     (2,077,603)          (1,275,221)            (458,857)
  Issuance of notes receivable                                            --            (200,000)                   --
  Purchase of intangibles                                        (8,447,648)             (42,203)                   --
  Purchase of marketable securities                              (3,924,994)          (6,359,146)                   --
  Sale and maturity of marketable securities                       5,323,271                   --                   --
  Purchase of Rocap, Inc.                                        (1,620,536)                   --                   --
                                                               -------------        -------------          -----------
Net cash used in investing activities                           (10,747,510)          (7,876,570)            (458,857)
                                                                -----------           ----------             --------
Cash flows from financing activities:
  Proceeds from issuance of debt                                          --            1,757,313            2,679,554
  Repayment of debt                                                (371,013)            (974,221)              (3,200)
  Payment of stock appreciation rights                                    --          (1,628,463)                   --
  Payments of capital leases, net                                  (125,136)            (144,612)            (123,912)
  Proceeds from exercise of stock options and warrants             3,964,487                   --                   --
  Proceeds from issuances of common stock, net                    21,609,390           27,484,456              505,963
  Proceeds from issuance of preferred stock, net                          --                   --            1,519,573
                                                            ----------------     ----------------     ----------------
Net cash provided by financing activities                         25,077,728           26,494,473            4,577,978
                                                            ----------------     ----------------     ----------------
Increase (decrease) in cash and cash equivalents                   9,151,385           10,438,791            (756,735)
Cash and cash equivalents at beginning of year                    10,446,818                8,027              764,762
                                                            ----------------     ----------------     ----------------
Cash and cash equivalents at end of year                    $     19,598,203     $     10,446,818     $          8,027
                                                            ================     ================     ================


                       See accompanying notes to financial statements.

                              SABRATEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

(1)      Description of Business

     Sabratek Corporation (the "Company") designs, manufactures and markets programmable electronic intravenous infusion pumps, disposable intravenous administration sets, integrated software, and related accessories, as well as pre-filled flush syringes, and IV Admixture out-sourcing services. Sales of the products are made through distributors as well as the Company's own representatives.

(2)      Summary of Significant Accounting Policies

(a)      Cash and Cash Equivalents

         Cash and cash equivalents represent funds in demand deposit accounts, money market accounts, commercial paper, certificates of deposit, and short-term bond mutual funds. Also included are U.S. Treasury Bills and U.S.
Treasury Notes to the extent they mature within 90 days.

(b)      Investments in Marketable Securities

         Investments in marketable securities are classified as available-for-sale and are reported at fair market value. Unrealized gains on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

(c)      Inventories

         Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out ("FIFO") method.

(d)      Long-lived Assets

         Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives. The estimated useful lives of the machinery and equipment range from 3 to 5 years. The estimated useful lives of office furniture, fixtures and equipment is 7 years. Leasehold improvements are amortized over the life of the lease.

         Intangible  assets  consist of licenses  and  marketing  rights and are
being  amortized  over  the  life  of  the  respective   agreements   using  the
straight-line method.

         Goodwill represents the excess of purchase price over the estimated fair value of net tangible assets acquired and is being amortized over 15 years using the straight-line method.

         Patent costs in progress are amortized over 16 years. The Company has assessed that no permanent impairment of the value of the asset has occurred. Such assessment includes consideration of possible obsolescence, demand, new technology, competition, and other pertinent economic factors and trends that may have an impact on the value or remaining lives of the asset.

         Long-lived assets are reviewed for impairment in value based upon undiscounted future cash flows, and appropriate losses are recognized whenever the carrying amount of an asset may not be recovered.

(e)      Warranty

         Accruals for estimated warranty costs are recorded at the time of sale and periodically adjusted to reflect actual experience.

(f)      Revenue Recognition

         Revenues are recognized when products are shipped with allowances for discounts, estimated warranty costs and estimated returns recorded at the time of sale. Contract revenue from research agreements is recorded when earned and as the related costs are incurred. Payments received which are related to future performance are deferred and recognized as revenue when earned over future performance periods.

(g)      Research and Development

         Research and development costs are expensed as incurred. Research and development costs amounted to $1,812,576, $969,059 and $2,193,508 in 1997, 1996
and 1995, respectively.

(h)      Income Taxes

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

(i)      Use of Estimates

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

(j)      Computation of Net Income Per Share and Net Loss Per Share

         In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share (FASB 128). FASB 128 simplifies the standards for computing earnings per share and replaces the presentation of primary earnings per share with basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the consolidated statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted EPS computation. The reconciliation between basic and diluted income
(loss) per share for the years ended December 31, 1997, 1996 and 1995 are as follows:


                                                                              1997
                                     --------------------------------------------------------------------------------------
                                             Income (loss)                      Shares                      Per Share
                                     --------------------------------------------------------------------------------------

Basic earnings per share
   Net income                                      $7,246,457                   9,614,278                    $0.75
   Effect of dilutive securities                           --                   1,280,337                       --
                                     --------------------------------------------------------------------------------------
Diluted income per share                           $7,246,457                  10,894,615                    $0.67
                                     ======================================================================================

                                                                              1996
                                     --------------------------------------------------------------------------------------
                                             Income (loss)                      Shares                    Per Share
                                     --------------------------------------------------------------------------------------

Basic (loss) per share
   Net (loss)                                      ($858,116)                   5,142,736                   ($0.17)
   Effect of dilutive securities                           --                          --                       --
                                     --------------------------------------------------------------------------------------
Diluted (loss) per share                           ($858,116)                   5,142,736                   ($0.17)
                                     ======================================================================================

                                                                              1995
                                     --------------------------------------------------------------------------------------
                                             Income (loss)                      Shares                    Per share
                                     --------------------------------------------------------------------------------------

Basic (loss) per share
   Net (loss)                                    ($6,036,335)                   1,622,283                   ($3.72)
   Effect of dilutive securities                           --                          --                       --
                                     --------------------------------------------------------------------------------------
Diluted (loss) per share                         ($6,036,335)                   1,622,283                   ($3.72)
                                     ======================================================================================


Certain options and warrants outstanding were not included in the computation of diluted income (loss)per share because they were antidilutive. These options and warrants may have a dilutive effect in future years.

(k)      Financial Instruments

         The Company enters into forward currency exchange contracts ("Forwards") in the regular course of business to minimize its exposure against raw material purchases denominated in a foreign currency. Forward exchange contracts related to raw material and fixed asset purchases are recognized as adjustments to the bases of the underlying assets. The Forwards are not used by the Company for trading or speculative purposes. At December 31, 1997 the Company had Forwards outstanding to purchase foreign currency at a contracted amount of $2,603,412. The spot rate at December 31, 1997, would require the Company to exchange $2,528,046 for such currency. The Company had no outstanding Forwards as of December 31, 1996.

At December 31, 1997 and 1996 fair value of the Company's financial instruments approximated their carrying value.

(l)      Reclassifications

         Certain prior year's amounts were reclassified to conform to the current year presentation.

(3)      Investments in Marketable Securities

         The following table summarizes short-term and long-term investments in marketable securities as of December 31:

         U.S. Treasury securities                      1997              1996
                                                       ----              ----

             Maturing in less than one year        $ 5,004,390      $ 4,351,726
             Maturing in one to two years              -              2,011,560
                                               ---------------       ----------
         Total                                     $ 5,004,390      $ 6,363,286
                                               ===============      ===========

     Investments in marketable securities are comprised of U. S. Treasury Notes. These securities are classified as available-for-sale and are reported at fair market value. At December 31, 1997 and 1996, unrealized gains of $43,521 and $4,140, respectively, were recorded in stockholders' equity.

(4)      Inventories

         Inventories at December 31 is as follows:

                                      1997              1996
                                      ----              ----

         Raw materials         $    7,391,756     $  3,284,436
         Work-in-process            2,497,298        1,151,668
         Finished goods             3,829,405          612,897
                                  -----------       ----------
                                $  13,718,459     $  5,049,001
                                =============     ============

(5)      Property, Plant and Equipment

         Property, plant and equipment at December 31 is as follows:

                                        1997              1996
                                        ----              ----

         Machinery and equipment    $  2,787,279     $  1,817,063
         Furniture and fixtures        1,341,200          411,187
         Leasehold improvements          591,886          181,769
                                    --------------    -------------
                                       4,720,365        2,410,019
         Less accumulated depreciation 1,174,079          635,407
                                    -------------     -------------
                                    $  3,546,286      $ 1,774,612
                                    ============      ============

         Depreciation expense for years ended December 31, 1997, 1996 and 1995 amounted to $538,672, $402,337 and $184,383 respectively.

(6)      Notes Receivable

         As of December 31, 1997, the Company was owed $233,334 for rights to certain products granted under a 2-year license agreement. Amounts due under the license agreement must be satisfied in cash or execution of a promissory note bearing interest at the prime lending rate no later than June 30, 2000.

         In December, 1996, the Company loaned $200,000 to GDS Technology, Inc. ("GDS"), in exchange for a Non-Negotiable Promissory Note due upon demand after February 18, 1999. The note carries an interest rate of 5.5% per annum, payable upon maturity or prepayment of the note. The note and all accrued interest was converted into a prepaid license and marketing right in August 1997, pursuant to the supply and distribution agreement entered into with GDS.

(7)      Goodwill

         On February 25, 1997, the Company purchased substantially all of the assets of Rocap, Inc., a Massachusetts corporation, which produces pre-packaged injectable prescription pharmaceuticals and pre-filled flush syringes. The Company issued 131,593 shares of common stock, cash and assumed liabilities for a total purchase price of $5,452,939. The acquisition was accounted for as a purchase and resulted in $4,589,762 of goodwill. Accumulated amortization was $248,160 at December 31, 1997.

(8)      Intangibles

         In August 1997, the Company entered into a supply and distribution agreement with GDS. Under the terms of the agreement, the Company will pay up to $4,000,000 for the 10-year exclusive rights to certain products. The Company also entered into an option agreement with GDS's stockholders which gives the Company the right to purchase the outstanding common stock of GDS in the future. Under certain circumstances, GDS's stockholders have the right, no earlier than the second quarter of 1999, to induce the stock purchase option.

         In July 1997, the Company entered into a license agreement with Unitron Medical Communications, Inc., a Florida corporation, doing business as MOON Communications ("MOON"). Under the terms of the agreement, the Company will pay up to $7,000,000 for a 15-year technology license. The Company also entered into an agreement with MOONs' stockholders which gives the Company the right to purchase MOON beginning in the fourth quarter of 1999.

         The following table summarizes intangibles at December 31,

                                                    1997              1996
                                                    ----              ----

      Prepaid licenses and marketing rights      $ 8,633,951        $     -
      Patent costs                                    55,284         41,587
                                               -------------         ------

      Less accumulated amortization                  387,354              -
                                               -------------        --------
                                                 $ 8,301,881        $ 41,587
                                               ==============       ========

(9)      Capital Stock Transactions

         In April, 1997, the Company completed an underwritten public offering of 1,291,486 primary shares of common stock and 176,574 shares of common stock by and for the account of existing stockholders at a price to the public of $18.00 per share. Net proceeds to the company were $21,580,257.

         In June, 1996, the Company completed an underwritten initial public offering of 2,785,000 shares of common stock, par value $0.01, at a price of $10.00 per share, with proceeds to the Company of $26,737,500 after underwriters' discounts and commissions.

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

                                                         Preferred stock                           Common Stock
                                                         ---------------                           ------------
                                                    Number               Average            Number            Average
                                                   of shares              price           of shares            price
                                                   ---------              -----           ---------            -----


Outstanding at December 31, 1994                       678,222             $  4.76            34,743             $  5.16
  Anti-dilution adjustment                              19,849                4.76                --                  --
  Issued                                                    --                 --            316,397                4.76
  Exercised                                          (246,723)                2.38         (198,442)                2.38
                                                     --------                              --------
Outstanding at December 31, 1995                       451,348                4.55           152,698                4.71
  Converted to Common                                (451,348)                4.55           451,348                4.55
  Issued                                                    --                                50,000               13.00
  Exercised                                                 --                              (86,537)                4.57
                                                      --------                              -------
Outstanding at December 31, 1996                            --                               567,509                5.33
  Granted                                                   --                                    --                  --
  Exercised                                                 --                             (205,315)                4.54
  Expired                                                   --                               (1,554)                4.55
                                                      --------
Outstanding at December 31, 1997                            --                               360,640                5.79
                                                      ========                               =======



(10)     Stock Option Plan

         The Company adopted the Amended and Restated 1993 Stock Option Plan (the Stock Option Plan) which provided for the granting of stock options to certain employees, nonemployee consultants, and directors of the Company. Options vest over various periods as defined in the agreements and expire as determined by the Board on an individual basis, but not to exceed 10 years. At December 31, 1997 3,800,000 shares of common stock were reserved for issuance on the exercise of stock options.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its Stock Option Plan. Accordingly, no compensation cost has been recorded. Had compensation cost for the Company's Stock Option Plan been determined consistent with FASB Statement No. 123, the Company's net income
(loss) and income (loss) per share would have been as follows:

                                                                         1997              1996            1995
                                                                         ----              ----            ----

         Net income (loss)          As reported                    $     7,246,457   $    (858,116)   $ (6,036,335)
                                    Pro forma                      $   (1,260,755)   $  (2,025,953)   $ (6,522,389)

         Net income (loss)
            per share diluted       As reported                    $       0.67      $   (0.17)       $ (3.72)
                                    Pro forma                      $      (0.13)     $   (0.39)       $ (4.02)

         Pro forma net income (loss) and income (loss) per share reflect only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of up to 4 years and compensation cost for options granted prior to January 1, 1995 is not considered.

The compensation cost of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995.

                                       1997              1996             1995
                                       ----              ----             ----

         Dividend yield                  0%               0%                0%
         Volatility                     63%              67%               67%
         Risk-free interest rate         6%               7%                7%
         Expected term in years         5.7              4.2               4.2

         A summary of the status of the Company's Stock Option Plan as of December 31, 1997, 1996 and 1995 and changes during the years then ended is presented below:

                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                    Shares         Price
                                                    ------         -----

Outstanding at December 31, 1994                    158,604       $  4.95
  Granted                                           613,773          4.76
  Exercised                                         (9,621)          3.51
  Expired                                          (30,120)          5.51
                                                 ---------
Outstanding at December 31, 1995                    732,636          4.78
  Granted                                           581,590          7.10
  Exercised                                        (55,978)          4.90
  Expired                                           (2,994)          5.29
                                                ----------
Outstanding at December 31, 1996                  1,255,254          5.85
  Granted                                         1,752,404         22.73
  Exercised                                       (498,574)          6.08
  Expired                                           (6,853)         11.01
                                                ----------
Outstanding at December 31, 1997                  2,502,231         17.60
                                                  =========


The per share weighted average fair value of options granted was $14.00, $4.11 and $3.08 in 1997, 1996, and 1995, respectively.

         The  following  table  summarizes   information   about  stock  options
outstanding as of December 31, 1997:

                                          Options outstanding                    Options exercisable
                                          -------------------                    -------------------
                                             Weighted-avg.
                                               remaining        Weighted-avg.                        Weighted-avg.
    Range of exercise            Number        contractual         exercise            Number           Exercise
          prices              outstanding         life               price          Exercisable           price
          ------              -----------         ----               -----          -----------           -----
      $3.17 to 4.76               614,060             7.6              $4.74            193,712             $4.70
      $8.38 to 15.25              136,067             8.6               9.52             62,784              9.27
     $22.00 to 30.38            1,752,104             9.5              22.73             74,250             22.21
                                ---------                                                ------
      $3.17 to 30.38            2,502,231             9.0              17.60            330,746              9.50
                                =========                                               =======

(11)     Retirement Plan

         The Company implemented a defined contribution plan during 1995 pursuant to section 401(k) of the Internal Revenue Code, whereby participants may contribute up to 15 percent of compensation, but not in excess of the maximum allowed under the Code. The Plan includes a discretionary employer matching contribution program as determined by the Board of Directors. In 1997, 1996 and 1995, no matching contributions were made to Plan participants' accounts.

         The Company adopted the Sabratek Corporation Employee Stock Purchase Plan during 1997 whereby employees, after 90 days of service, can contribute up to 10% of compensation to the purchase of Sabratek stock. The stock is purchased quarterly at a price equal to 85% of the lower of, the closing price on either the first or the last trading day of the quarter. There have been 150,000 shares designated for this plan and 1,331 shares have been issued as of December 31, 1997.

(12)     Stock Appreciation Rights

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

(13)     Income Taxes

         There is no current or deferred tax expense for the years ended December 31, 1997, 1996 and 1995. The Company utilized net operating loss carryforwards in 1997 and was in a loss position in 1996 and 1995. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of the future tax benefits is dependent on many factors, including the Company's ability to generate taxable income within the allowable net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities at December 31, is as follows:

                                                                         1997            1996
                                                                         ----            ----
                  Deferred tax assets:
                     Net operating loss carryforwards                $ 5,918,000      $ 5,443,000
                     Research and
                       development credit
                       carryforwards                                     230,000          192,000
                     Other                                               409,000          216,000
                                                                    ------------      -----------
                                                                       6,557,000        5,851,000
                  Less: Valuation allowance                           (6,557,000)      (5,851,000)
                                                                      -----------      -----------

                  Net deferred taxes                                $         -       $        -
                                                                    ============      ============

A deferred tax asset stemming from the Company's net operating loss carryforward, research and development credit carryforward, and other accruals has been reduced by a valuation account to zero due to uncertainties regarding the utilization of the deferred assets. The deferred tax asset and the corresponding valuation allowance were approximately $6,557,000 and $5,851,000 at December 31, 1997 and 1996, respectively. The valuation allowance was increased by $706,000 in 1997 and $649,458 in 1996.

         A reconciliation between the statutory federal income tax rate and the effective tax expense for each of the three years ended December 31 follows:

                                                                1997                  1996                  1995
                                                                ----                  ----                  ----

Computed "expected" tax expense (benefit)                     $ 2,536,260           $ (300,341)          $ (2,052,354)
Stock option activity                                         (3,749,512)             (349,117)                     --
Increase in valuation allowance                                   706,000               649,458              2,459,202
State income taxes, net of federal benefit                        507,252                    --                     --
Other                                                                  --                    --              (406,848)
                                                              -----------              --------           ------------

Income tax expense                                           $         --             $      --           $         --
                                                              ===========              ========            ===========




         Previous sales of the Company's common stock have resulted in an ownership change for the Company, as defined for tax purposes. As a result, an annual limitation exists on the utilization of the net operating loss carryforwards and credit carryforwards. This limitation may cause a portion of the existing net operating loss and credit carryforwards to expire prior to utilization.

         The  net   operating   loss  and   research  and   development   credit
carryforwards will expire as follows:

                                   Net                 Research
                                Operating                and
                                  Loss               Development
                                  ----               -----------

2005                             $42,000                $     --
2006                             128,000                      --
2007                             794,000                   2,000
2008                           2,500,000                  47,000
2009                           3,341,000                  53,000
2010                           5,880,000                  63,000
2011                           1,365,000                  23,000
2012                           1,016,000                  42,000
                             -----------                --------
Total                        $15,066,000                $230,000
                             ===========                ========


 (14)    Supplemental Disclosures of Cash Flow Information

                                                   1997       1996       1995
                                                   ----       ----       ----

        Cash paid during the year for interest    $44,891   $133,103   $87,473

         In conjunction with the Rocap asset purchase in February 1997, the Company issued 131,593 shares of common stock with a market value of $2,899,981 and assumed liabilities of $1,120,396.

         In August 1997, the Company utilized an outstanding note receivable from GDS for $200,000 as part of its consideration paid for prepaid license fees.

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

         Capital lease obligations of $11,547, $0, and $178,239 were incurred in 1997, 1996, and 1995, respectively when the Company entered into leases primarily for machinery, equipment, furniture and fixtures.

(15)     Related Parties

         The Company is affiliated through common ownership with Dak-Tech Ltd., an Israeli company. Dak-Tech Ltd. provides the Company with manufacturing goods and, in 1995, research and development activities. Two officers of Sabratek own in aggregate 67% of the Dak-Tech Ltd. stock. The amount included as research and development expense was $44,585 for the year ended December 31, 1995. Amounts included as cost of sales were $521,248, $384,800 and $493,959 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, the Company was indebted to Dak-Tech Ltd. for receipts of various inventory components in the amount of $26,701 and $139,991, respectively.

         During 1996, the Company forgave the repayment of a loan, interest on the loan and certain advances to a stockholder who is an officer of the Company totaling $336,939, in aggregate.

(16)     Business and Credit Concentrations

         As of December 31, 1997 and 1996, individual customers representing at least 10% of total receivables accounted for $4,272,876 or 28% (two customers) and $3,458,882 or 41% (three customers) of total accounts receivable, respectively. Aggregate sales to individual customers representing at least 10% of total sales amounts to $20,018,557 (two customers), $0 and $1,367,227 (three customers), for the years ended December 31, 1997, 1996 and 1995, respectively.

         The Company's customers are based throughout the world with 3%, 9% and 15% of sales to international markets for the years ended December 31, 1997, 1996 and 1995, respectively. Customers are not concentrated in any specific geographic location. The customer base is very specific, however, to the health care industry as the Company's products are used primarily by hospitals and alternate-site healthcare settings such as nursing homes, home health care companies, long-term care facilities and clinics.

(17)     Commitments and Contingencies

         In March 1997, the Company entered into a bank credit agreement which matures in April, 1999, and provides for up to $9,500,000 of available borrowing at the bank's prime rate. As of December 31, 1997, no funds have been borrowed under the agreement.

         The Company leases its facilities under noncancelable operating lease arrangements. Rent expense charged to operations for the years ended December 31, 1997, 1996 and 1995 amounted to $404,703, $221,035 and $221,361, respectively.

         At December 31, 1997 minimum lease commitments together with the present value of obligations under operating leases that have initial or remaining noncancelable terms in excess of one year were as follows:

Years ending
December 31,

  1998                                             $      387,030
  1999                                                    352,349
  2000                                                    124,462
  2001                                                     86,400
  2002                                                     86,400
                                                   --------------
Total minimum lease payments                       $    1,036,641
                                                   ==============



         On February 5, 1997 SIMS Deltec filed a complaint in the United States District Court for the District of Minnesota alleging that the Company's manufacture, use and/or sale of the MediVIEW software in conjunction with its infusion pumps infringes on a patent entitled "Systems and Methods of Communication with Ambulatory Medical Devices Such as Drug Delivery Devices" previously issued to SIMS Deltec. Subsequently, SIMS Deltec filed other pleadings that raised additional claims against the Company and three of its employees including trade secret misappropriation, unfair competition and interference with SIMS Deltec's customers. SIMS Deltec seeks injunctive relief, unspecified monetary damages and costs. In addition, SIMS Deltc filed for a preliminary injunction against the Company seeking to prevent, on a preliminary basis, the Company's manufacture and sale of the MediVIEW system. On August 4, 1997 the District Court denied the motion for preliminary injunction. The Company and the individual defendants intend to vigorously defend against the allegations made by SIMS Deltec. Protracted litigation or an adverse outcome in this matter could have a material adverse impact on the Company's financial position and results of operations. In the opinion of management, ultimate resolution of this matter is not expected to have a material adverse impact on the financial position or results of operations of the Company.

Item 9.  Changes in and Disagreements with Accountants on
-------- Accounting and Financial Disclosure
         -------------------------------------------------

         None




                                    PART III


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The section of the Company's 1997 Proxy Statement entitled "Election of Directors" is incorporated herein by reference.


Item 11.  Executive Compensation
--------------------------------

         The   section  of  the  1997  Proxy   Statement   entitled   "Executive
Compensation" is incorporated herein by reference.


Item 12.   Security Ownership of Certain Beneficial Owners and
-------    Management
           -----------------------------------------------------

         The section of the 1997 Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The section of the 1997 Proxy Statement entitled "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

(a)      Exhibits

         (a)(1)and (2).    The Company's audited  financial  statements
                           are included herewith as Item 8 beginning on page 21.

         (a)(3) and (c).   The Company  filed a Current  Report on Form
                           8-K with the Commission on March 12, 1997.

                         Exhibits (numbered in accordance with Item 601 of Regulation S-K).


                                                                                           Page            Incorporation
    Exhibit                                                                             Number (if         by Reference
    Number                            Description of Documents                          applicable)       (if applicable)
   ------                            ------------------------                          -----------       ---------------
      3.1         Articles of Incorporation                                                                      +
      3.2         ByLaws                                                                                         +
     10.1         Agreement with Americorp Financial, Inc. re: Leasing                                           +
                  Services, dated March 22, 1995
    10.1.1        Amendment,  dated  September 16, 1996,  to Agreement  with +++
                  Americorp Financial, Inc.
     10.2         Agreement with Clintec Nutrition Company re: Development                                       +
                  Agreement, dated September 1, 1995
     10.3         Intentionally Omitted
     10.4         Intentionally Omitted
     10.5         Distributorship Agreement with CO-Medical, Inc., dated                                         +
                  February 17, 1992
     10.6         Distributorship Agreement with Clinical Technology Inc.,                                       +
                  dated August 1, 1992
     10.7         Intentionally Omitted
     10.8         Intentionally Omitted
     10.9         Distributorship Agreement with Advanced Medical, Inc.,                                         +
                  dated September 1, 1991
     10.10        Distributorship Agreement with Healthcare Technology, dated                                    +
                  October 9, 1991
     10.11        Intentionally Omitted
     10.12        Intentionally Omitted
     10.13        Pump Contract with Chartwell Home Therapies, dated                                             +
                  November 22, 1993
     10.14        Sales Agreement with Pharmacy Corporation of America,                                          +
                  dated March 17, 1995







     10.15        Sales & Marketing Agreement with Alpha                                                         +
                  Group, dated November 6, 1995
     10.16        Foreign Distributorship Agreement with MED-O-GEN INC.,                                         +
                  dated September 22, 1995
     10.17        Foreign Distributorship Agreement with Yoon Duk                                                +
                  Separation Technology, dated April 17, 1995
     10.18        Foreign Distributorship Agreement with Upwards Biosystems                                      +
                  Ltd., dated March 8, 1995
     10.19        Foreign Distributorship Agreement with Grupo Grifols, S.A.,                                    +
                  dated September 17, 1993
     10.20        Foreign Distributorship Agreement with JMS Company, dated                                      +
                  March 22, 1996
     10.21        Foreign Distributorship Agreement with Brasimpex                                               +
     10.22        Foreign Distributorship Agreements with Medicare (s) PTE                                       +
                  LTD., dated February 10, 1995
     10.23        Intentionally Omitted
     10.24        Intentionally Omitted
     10.25        Master Lease Agreement with Comdisco, Inc., dated August                                       +
                  9, 1994
     10.26        Stock Option Plan                                                                              +
     10.27        Lease for Real Property located at 5601 West Howard, Niles,                                    +
                  Illinois, dated as of May 31, 1994
    10.27.1       Amendment,  dated  October  30,  1996,  to Lease  for Real                                    +++
                  Property located at 5601 West Howard, Niles, Illinois
     10.28        Employment Agreement for K. Shan Padda                                                         +
     10.29        Employment Agreement for Anil Rastogi                                                          +
     10.30        Asset Purchase Agreement, dated February 25, 1997, by and                                     ++
                  among Sabratek Corporation; Rocap, Inc. and Elliott Mandell
     10.31        Employment Agreement for Stephen L. Holden                                                   ++++
     10.32        Employment Agreement for Elliott Mandell                                                      ++
     10.33        Lease Agreement for property located at 11 Sixth Road,                                       ++++
                  Woburn, Massachusetts, dated February 1, 1997
     10.34        Lease Agreement for property located at 5 Constitution Way,                                  ++++
                  Woburn, Massachusetts, dated June 26, 1995
     10.35        Lease Agreement for property located at 1629 Prime Court,                                    +++++
                  Suite 100, Orlando, Florida, dated March 11, 1997
     11.1         Statement re: computation of per share earnings                           E-1
      23          Consent of KPMG Peat Marwick, LLP                                         E-2
      27          Financial Data Schedule                                                   E-3


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

          KNOW ALL MEN BY THESE PRESENTS, that the undersigned hereby constitute and appoint K. Shan Padda and Stephen L. Holden their true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Registration Statement and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.



Signature                                    Title
---------                                    -----


/s/ K. Shan Padda
-----------------
K. Shan Padda            Chairman of the Board and Chief Executive Officer

/s/ Anil K. Rastogi
-------------------
Anil K. Rastogi          President and Chief Operating Officer

/s/ Doron C. Levitas
--------------------
Doron C. Levitas         Vice Chairman of the Board, Vice President--
                         International Operations, Secretary and Director

/s/ Stephen L. Holden
---------------------
Stephen L. Holden        Senior Vice President, Chief Financial Officer and
                         Treasurer, Principal Financial Officer

/s/ Scott Skooglund
-------------------
Scott Skooglund          Vice President--Finance and Assistant Secretary,
                         Principal Accounting Officer

/s/ William D. Lautman
----------------------
William D. Lautman       Director


/s/ L. Peter Smith
------------------
L. Peter Smith           Director


/s/ Francis V. Cook, M.D.
-------------------------
Francis V. Cook, M.D.    Director


/s/ Edson W. Spencer, Jr.
-------------------------
Edson W. Spencer, Jr.    Director

/s/ Marvin Samson
-----------------
Marvin Samson            Director


/s/ William H. Lomicka
----------------------
William H. Lomicka       Director


/s/ Mark Lampert
----------------
Mark Lampert             Director