Form 10-Q
period 1998-03-31
SABRATEK CORP
filed 1998-05-15
CIK 1012480

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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

                            Yes   X     No
                                -----      -----


As of May 11, 1998, 10,541,557 shares of Sabratek Corporation's Common Stock were outstanding.

                              SABRATEK CORPORATION

                                   FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                               TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION
                                                                             Page
                                                                             ----
Item 1.  Financial Statements

         Balance Sheets
         March 31, 1998 (Unaudited) and December 31, 1997....................  3

         Statements of Operations
         Three Months Ended March 31, 1998 and 1997 (Unaudited)..............  4

         Statements of Cash Flows
         Three Months Ended March 31, 1998 and 1997 (Unaudited)..............  5

         Notes to Financial Statements (Unaudited)...........................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................  8


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 12

Item 6.  Exhibits and Reports on Form 8-K.................................... 12

                              SABRATEK CORPORATION
                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                     MARCH 31,       DECEMBER 31,
                                                                       1998              1997
                                                                       ----              ----
                        ASSETS                                      (UNAUDITED)
Current assets:
  Cash & cash equivalents                                             $13,102           $19,598
  Investments in marketable securities                                  4,003             5,004
  Receivables:
     Trade, net of allowance for doubtful accounts
     of $605 and $503 at March 31, 1998
     and December 31, 1997, respectively                               20,066            15,293
     Other                                                                156               208
                                                                      -------           -------
  Total receivables                                                    20,222            15,501
                                                                      -------           -------
  Inventories                                                          17,801            13,719
  Other current assets                                                    776               821
                                                                      -------           -------
Total current assets                                                   55,904            54,643
                                                                      -------           -------
Property, plant and equipment, net                                      3,733             3,546
Notes receivable                                                          620               233
Intangible assets, net                                                 15,228            12,644
Other                                                                     102               101
                                                                      -------           -------
                                                                      $75,587           $71,167
                                                                      =======           =======
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt, including capital lease obligation                 $     4           $    25
  Accounts payable                                                      4,471             3,718
  Payroll & commissions                                                   855             2,039
  Warranty                                                                304               304
  Accrued expense                                                         439               300
  Other                                                                   177               102
                                                                      -------           -------
Total current liabilities                                               6,250             6,488
                                                                      -------           -------
Long-term obligations                                                     568               264
                                                                      -------           -------
Total liabilities                                                       6,818             6,752
                                                                      -------           -------
Stockholders' equity:
  Common stock, par value $.01, issued and
   outstanding; 10,516,978 at March 31, 1998,
   10,325,280 at December 31, 1997                                        105               103
  Additional paid-in capital                                           73,739            71,344
  Other                                                                   (11)              (12)
  Accumulated other comprehensive income                                   40                44
  Accumulated deficit                                                  (5,104)           (7,064)
                                                                      -------           -------
Total stockholders' equity                                             68,769            64,415
                                                                      -------           -------
                                                                      $75,587           $71,167
                                                                      =======           =======

                 See accompanying notes to financial statements

                              SABRATEK CORPORATION
                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                   Three Months Ended
                                                       March 31,
                                                  -------------------
                                                    1998       1997
                                                  -------------------
Net sales                                         $15,156      $7,467
Cost of sales                                       6,728       3,027
                                                  -------------------
Gross margin                                        8,428       4,440
Selling, general and administrative expenses        5,666       3,499
                                                  -------------------
Operating income                                    2,762         941
Other income (expense):
    Interest income                                   215         143
    Interest expense                                   (5)         (5)
    Other                                               -         (12)
                                                  -------------------
Net income before taxes                             2,972       1,067

    Provision for income taxes                      1,012          21

                                                  -------------------
Net income                                        $ 1,960      $1,046
                                                  ===================

Basic income per share                            $  0.19      $ 0.13
                                                  ===================
Basic weighted average shares outstanding          10,398       8,287
                                                  ===================
Diluted income per share                          $  0.17      $ 0.11
                                                  ===================
Diluted weighted average shares outstanding        11,723       9,499
                                                  ===================

                See accompanying notes to financial statements.

                              SABRATEK CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                            Three Months Ended
                                                           --------------------
                                                           March 31,  March 31,
                                                             1998       1997
                                                           --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $ 1,960    $ 1,046
  Adjustments to reconcile net income to
  net cash used in operating activities:
     Depreciation and amortization                              492        133
     Deferred compensation                                        1          -
     Tax effect of stock option exercises                     1,012          -
     Non-cash expense                                             -         31
     Provision for bad debts                                    102         69
     Changes in assets and liabilities:
       Receivables                                           (4,823)    (2,989)
       Other receivable                                           -        125
       Inventories                                           (4,082)    (1,264)
       Other current assets                                      45          -
       Accounts payable                                         753       (781)
       Accrued liabilities                                   (1,045)       660
       Long term obligations                                    304          -
       Other                                                     74       (228)
                                                           --------------------
Net cash used in operating activities                        (5,207)    (3,198)
                                                           --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant, equipment                       (329)      (206)
  Issuance of note receivable                                  (387)      (602)
  Purchase of intangible assets                              (2,934)         -
  Sale and maturity of marketable securities                    997        867
  Purchase of Rocap, Inc., net of cash acquired                   -     (1,283)
                                                           --------------------
Net cash used in investing activities                        (2,653)    (1,224)
                                                           --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                     -         (1)
  Payments of capital lease, net                                (21)       (41)
  Proceeds from exercise of stock options and warrants        1,385        389
                                                           --------------------
Net cash provided by financing activities                     1,364        347
                                                           --------------------
Decrease in cash                                             (6,496)    (4,075)
Cash and cash equivalents at beginning of period             19,598     10,447
                                                           --------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $13,102    $ 6,372
                                                           ====================

                 See accompanying notes to financial statements

                              SABRATEK CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

(1)  FINANCIAL STATEMENTS

     The financial statements included herein have been prepared by the Company, without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for fair presentation of the results of operations for the three month period ended March 31, 1998 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's Form 10-K filed by the Company with the Securities and Exchange Commission for the year ended December 31, 1997. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


(2)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid for interest during the three month periods ended March 31, 1998 and 1997 was $5,012 and $5,138, respectively.

(3)  STOCK OPTIONS

     During the three month period ended March 31, 1998, the Company issued 108,445 shares, in aggregate, of common stock upon the exercise of stock options pursuant to the Sabratek Corporation Amended and Restated 1993 Stock Option Plan (the "Plan"). The option exercises resulted in proceeds to the Company of $968,223, in aggregate. In addition, 1,879 shares of common stock were issued pursuant to the Company's Stock Purchase Plan resulting in aggregate proceeds of $45,919.

     Options for a total of 1,800 shares of common stock were granted during the three month period pursuant to the Plan at an exercise price equal to the fair market value on the date of grant. The stock options vest over a multi-year period.

(4)  WARRANTS

     During the three month period ended March 31, 1998, the Company issued 81,374 shares, in aggregate, of common stock upon the exercise of warrants. The warrant exercises resulted in proceeds to the Company of $370,832, in aggregate.

(5)  COMPREHENSIVE INCOME

     During the quarter ended March 31, 1998, the Company adopted Statement of financial Accounting Standards ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements, and requires a total for comprehensive income to be provided in condensed financial statements of interim periods. Comprehensive income includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) for the quarters ended March 31, 1998 and 1997 consisted of the following:


                                                                    1998    1997
                                                                   ------  ------
     Net income                                                    $1,960  $1,046
     Other comprehensive income (loss):
         Unrealized holding losses arising during the period           (7)     (4)
     Less: reclassification adjustment
         for amounts realized in net income                             3       -
                                                                   ------  ------
     Net unrealized loss                                               (4)     (4)
                                                                   ------  ------
     Comprehensive income                                          $1,956  $1,042
                                                                   ======  ======

(6)  SUBSEQUENT EVENTS

     In April, 1998, the Company sold in a private placement, 6% Convertible Notes ("Notes") in an aggregate principal amount of $85,000,000. The Notes are unsecured and mature on April 15, 2005. Interest is payable at a fixed rate of 6% on April 14 and October 15 of each year, commencing on October 15, 1998. The Notes are convertible at any time prior to maturity at the option of the holder into shares of common stock of the Company at a conversion price of $40.46 per share. The Company may redeem the Notes, in whole or in part, at any time after April 18, 2001.

(7)  RECENT ACCOUNTING PRONOUNCEMENTS

     In June, 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is required to adopt this new standard for periods ending after fiscal 1997, but is not required to be reported in the interim financial statements in the first year of application. This statement establishes standards in the way companies are to report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating the impact of this standard on disclosures required in its financial statements.

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

     The Company commercially launched the 6060 Ambulatory Pump and related disposable supplies in late 1995 and both MediVIEW(R) and the PumpMaster(R) in late 1996. Since then, the Company has continued its sales and marketing activities domestically and internationally for the distribution of its products and continued to fund the research and development of additional products. On February 25, 1997, the Company acquired substantially all the assets of Rocap, Inc. which produces and markets pre-packaged injectable prescription pharmaceuticals and pre-filled flush syringes. In addition, the Company derives revenues from the servicing of products, sale of accessories and sale of extended warranties.

     The Company sells its products both directly to alternate-site and acute-care providers, as well as to third-party distributors. The Company's distributors and customers may make bulk purchases which may cause fluctuations in quarterly revenues. The Company also markets and sells its products internationally and, as a result, its revenues may be affected by fluctuations in exchange rates. Failure to obtain regulatory approval for the distribution of new products domestically or in international markets, or adverse regulatory changes, may also affect the revenues of the Company.

     The Company has entered into strategic partnerships, including Unitron and GDS, which provide components of the virtual hospital room. Management intends to pursue additional acquisition and partnering opportunities in order to further accelerate the development of the virtual hospital room.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 VS. THREE MONTHS ENDED MARCH 31, 1997

     Net sales. Net sales increased $7.7 million to $15.2 million for the three month period ended March 31, 1998 as compared to $7.5 million for the three month period ended March 31, 1997, an increase of 103%. The increase is attributable to several factors; incremental unit sales volume of the 3030 Stationary Pump and 6060 Ambulatory Pump and their respective disposables, an increase in the average per unit selling price due to a higher ratio of direct sales versus dealer sales, the addition of the Rocap product line in February, 1997, additional sales of the MediVIEW(R) and PumpMaster(R) products, and the sale of certain licensed products from GDS Technology, Inc.

     Cost of Sales. Cost of sales increased $3.7 million to $6.7 million for the three month period ended March 31, 1998 as compared to $3.0 million for the three month period ended March 31, 1997, an increase of 122%. The increase for the three month period is primarily attributable to direct product costs associated with incremental unit sales volume of the 3030 and 6060 infusion pumps and related disposables, as well as the addition of the Rocap product line. To a lessor extent, the increase for the three month period is attributable to costs relating to the expansion of production capacity.

     Gross Margin. Gross margin increased $4.0 million to $8.4 million for the three month period ended March 31, 1998 as compared to $4.4 million for the three month period ended March 31, 1997, an increase of 90%. The increase for the three month period is due primarily to the incremental unit sales volume and the per unit contribution thereon, including the allocation of fixed manufacturing costs over a greater number of units. Gross margin as a percent of sales decreased to 56% for the three month period ended March 31, 1998, as compared to 59% for the three month period ended March 31, 1997. The decrease in percentage is attributable to the lower average gross margin generated from the Rocap product line.

     Selling General and Administrative Expenses. Selling, general and administrative expenses increased $2.2 million to $5.7 million for the three month period ended March 31, 1998 as compared to $3.5 million for the three month period ended March 31, 1997, an increase of 62%. The increase for the three month period is due primarily to the expansion of the Company's direct sales force and clinical support staff and associated travel. Also contributing to the increase for the three month period ended March 31, 1998 was a full quarter of expenses relating to the Rocap product line, and the addition of administrative and management personnel. Selling, general and administrative expenses as a percent of sales decreased to 37% for the three month periods ended March 31, 1998 as compared to 47% for the three month periods ended March 31, 1997.

     Operating Income. Operating income increased $1.8 million to $2.8 million for the three month period ended March 31, 1998 as compared to $941,000 for the three month period ended March 31, 1997, an increase of 194%. Operating income as a percent of sales increased to 18% for the three month period ended March 31, 1998 as compared to 13% for the three month period ended March 31, 1997. The increase in operating income is due primarily to incremental gross margin generated by increased unit sales volume of new and existing products, as described above.

     Interest Income. Interest income increased $72,000 to $215,000 for the three month period ended March 31, 1998 as compared to $143,000 for the three month period ended March 31, 1997, and increase of 50%. The increase is attributable to a higher average amount of cash available for investment as compared to that of the comparative period. The Company completed a secondary public offering in April, 1997 which resulted in proceeds to the Company of approximately $22 million, after underwriting discounts and commissions.

     Interest Expense. Interest expense remained unchanged at $5,000 for both the three month period ended March 31, 1998 and the three month period ended March 31, 1997. The aggregate principal balance of capital lease obligations and debt on which interest expense is recorded, remained substantially unchanged.

     Provision for Income Taxes. The provision for income taxes increased to $1.0 million for the three month period ended March 31, 1998 as compared to $21,000 for the three month period ended March 31, 1997. The provision for income taxes for the three month period ended March 31, 1998 reflects an estimated 34% effective annual tax rate, after adjusting for allowable net operating loss carryforwards. The provision for income taxes for the three month period ended March 31, 1997 ultimately was reversed by year end 1997 as no federal or state tax or alternative minimum tax was incurred due to allowable net operating loss carryforwards and certain permanent book versus tax differences.

     Net Income. Net income increased $914,000 to $2.0 million for the three month period ended March 31, 1998 as compared to $1.0 million for the three month period ended March 31, 1997, an increase of 87%. The increase in net income was achieved primarily as a result of incremental gross margin generated by increased unit sales volume of new and existing products, as discussed above. Also contributing to the increase in net income was the decrease in general and administrative expenses, as a percent of sales. The increase in net income was partially offset by an increase in the provision for income taxes of approximately $1.0 million.

LIQUIDITY AND CAPITAL RESOURCES

     In April, 1998, the Company completed the private sale of 6% Convertible Notes in an aggregate principal amount of $85,000,000 maturing in 2005. The interest is fixed and is payable semi-annually. The notes are convertible into the Company's common stock at a conversion price of $40.46 at anytime . The Company may redeem the notes at anytime after April 18, 2001. Net proceeds to the Company were approximately $82.0 million and such proceeds were used to purchase investment grade securities.

     As of March 31, 1998, the Company had approximately $17.1 million in cash, cash equivalents, and investments in marketable securities, and had net working capital of approximately $49.7 million. In March, 1997, the Company entered into a credit agreement with a financial institution with up to $9.5 million of available borrowing. As of April 30, 1998, no borrowing has been made under the credit agreement.

     The Company used cash in its operations of approximately $5.2 million for the three months ended March 31, 1998. Cash used in operations for the period exceeds the Company's operating income for the same period due, primarily, to the growth in trade accounts receivable and inventories as a result of actual and anticipated growth in sales volume.

     During the third quarter of 1997, the Company entered into strategic partnerships with Unitron and GDS. The Company's agreements with Unitron and GDS resulted in payments of $11.0 million in cash license fees, in aggregate. In addition, should the Company decide to exercise its right to acquire either Unitron or GDS, such acquisitions could require additional outlays of cash.

     In September, 1997, the Company initiated a hedging program through the use of forward contracts to minimize foreign currency fluctuation exposure. As of April 30, 1998, the aggregate U.S. dollar amount of the contracts is $1,460,092 and such contracts expire at various dates through September, 1998.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On February 5, 1997, SIMS Deltec filed a complaint in the United States District Court for the District of Minnesota alleging that Sabratek's manufacture, use and/or sale of the MediVIEW(R) software in conjunction with its infusion pumps infringes on a patent entitled "Systems and Methods of Communicating with Ambulatory Medical Devices Such as Drug Delivery Devices" previously issued to SIMS Deltec. Subsequently, SIMS Deltec filed other pleadings that raised additional claims against Sabratek and three of its employees including trade secret misappropriation, unfair competition and interference with SIMS Deltec's customers. SIMS Deltec seeks injunctive relief, unspecified monetary damages and costs. In addition, SIMS Deltec filed for a preliminary injunction against Sabratek seeking to prevent on a preliminary basis Sabratek's manufacture and sale of the MediVIEW(R) system.
On August 4, 1997, the District Court denied the motion for preliminary injunction. Additionally, one of the claims against a Sabratek employee has been dismissed with prejudice. The Company and the individual defendants intend to vigorously defend against the allegations made by SIMS Deltec. Protracted litigation or an adverse outcome in this matter could have a material adverse impact on the Company's business, financial condition and results of operations.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)             Exhibits


                                                                   Page         Incorporation
Exhibit                                                         Number (if      by Reference
Number                 Description of Documents                applicable)     (if applicable)
------                 ------------------------                -----------     ---------------
 3.1       Articles of Incorporation                                                   +

 3.2       ByLaws                                                                      +

 10.1      Agreement with Americorp Financial, Inc. re:                                +
           Leasing Services, dated March 22, 1995

10.1.1     Amendment, dated September 16, 1996, to                                    +++
           Agreement with Americorp Financial, Inc.

 10.2      Agreement with Clintec Nutrition Company re:                                +
           Development Agreement, dated September 1, 1995

 10.3      Intentionally Omitted

 10.4      Intentionally Omitted

                                                                   Page         Incorporation
Exhibit                                                         Number (if      by Reference
Number                 Description of Documents                applicable)     (if applicable)
------                 ------------------------                -----------     ---------------

 10.5      Distributorship Agreement with CO-Medical,                                  +
           Inc., dated February 17, 1992

 10.6      Distributorship Agreement with Clinical                                     +
           Technology Inc., dated August 1, 1992

 10.7      Intentionally Omitted

 10.8      Intentionally Omitted

 10.9      Distributorship Agreement with Advanced                                     +
           Medical, Inc., dated September 1, 1991

10.10      Distributorship Agreement with Healthcare                                   +
           Technology, dated October 9, 1991

10.11      Intentionally Omitted

10.12      Intentionally Omitted

10.13      Pump Contract with Chartwell Home Therapies,                                +
           dated November 22, 1993

10.14      Sales Agreement with Pharmacy Corporation of                                +
           America, dated March 17, 1995

10.15      Sales & Marketing Agreement with Alpha                                      +
           Group, dated November 6, 1995

10.16      Foreign Distributorship Agreement with                                      +
           MED-O-GEN INC., dated September 22, 1995

10.17      Foreign Distributorship Agreement with Yoon Duk                             +
           Separation Technology, dated April 17, 1995

10.18      Foreign Distributorship Agreement with Upwards                              +
           Biosystems Ltd., dated March 8, 1995

10.19      Foreign Distributorship Agreement with Grupo                                +
           Grifols, S.A., dated September 17, 1993

10.20      Foreign Distributorship Agreement with JMS                                  +
           Company, dated March 22, 1996

10.21      Foreign Distributorship Agreement with Brasimpex                            +

10.22      Foreign Distributorship Agreements with                                     +
           Medicare (s) PTE LTD., dated February 10, 1995

10.23      Intentionally Omitted

10.24      Intentionally Omitted

10.25      Master Lease Agreement with Comdisco, Inc.,                                 +
           dated August 9, 1994

10.26      Stock Option Plan                                                           +

10.27      Lease for Real Property located at 5601 West                                +
           Howard,

                                                                   Page         Incorporation
Exhibit                                                         Number (if      by Reference
Number                 Description of Documents                applicable)     (if applicable)
------                 ------------------------                -----------     ---------------

           Niles, Illinois, dated as of May 31, 1994

10.27.1    Amendment, dated October 30, 1996, to Lease                               +++
           for Real Property located at 5601 West Howard,
           Niles, Illinois

 10.28     Employment Agreement for K. Shan Padda                                     +

 10.29     Employment Agreement for Anil Rastogi                                      +

 10.30     Asset Purchase Agreement, dated February 25,                              ++
           1997, by and among Sabratek Corporation;
           Rocap, Inc. and Elliott Mandell

 10.31     Employment Agreement for Stephen L. Holden                               ++++

 10.32     Employment Agreement for Elliott Mandell                                  ++

 10.33     Lease Agreement for property located at 11                               ++++
           Sixth Road, Woburn, Massachusetts, dated
           February 1, 1997

 10.34     Lease Agreement for property located at 5                                ++++
           Constitution Way, Woburn, Massachusetts, dated
           June 26, 1995

 10.35     Lease Agreement for property located at 1629                             +++++
           Prime Court, Suite 100, Orlando, Florida,
           dated March 11, 1997

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


                                 SABRATEK CORPORATION





Date: May 14, 1998               By:   /s/ K. Shan Padda
                                    ------------------------------------------
                                       K. Shan Padda
                                       Chairman and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.






Date: May 14, 1998               By:   /s/ Stephen L. Holden
                                    ------------------------------------------
                                       Stephen L. Holden
                                       Principal Financial Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the chief accounting officer of the registrant.






Date: May 14, 1998               By:   /s/ Scott Skooglund
                                    ------------------------------------------
                                       Scott Skooglund
                                       Chief Accounting Officer