Form 10-Q
period 1998-06-30
SABRATEK CORP
filed 1998-08-13
CIK 1012480

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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

                          8111 North St. Louis Avenue
                             Skokie, Illinois 60076
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (847) 720-2400
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                       ----     ----

As of August 3, 1998, 10,652,144 shares of Sabratek Corporation's Common Stock were outstanding.

                              SABRATEK CORPORATION

                                   FORM 10-Q
                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                               TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                                        Page
                                                                                      ----

Item 1.  Financial Statements

         Balance Sheets
         June 30, 1998 (Unaudited) and December 31, 1997 ..........................    3

         Statements of Operations
         Three Months and Six Months Ended June 30, 1998 and 1997 (Unaudited) .....    4

         Statements of Cash Flows
         Six Months Ended June 30, 1998 and 1997 (Unaudited) ......................    5

         Notes to Financial Statements (Unaudited) ................................    6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations ...............................................................    8



PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ........................................................   12

Item 2. Changes in Securities .....................................................   12

Item 4. Submissions of Matters to a Vote of Securityholders .......................   12

Item 5. Other Information .........................................................   13

Item 6. Exhibits and Reports on Form 8-K ..........................................   13

                              SABRATEK CORPORATION
                                 BALANCE SHEETS
                        (In thousands, except share data)




                                                                            JUNE 30,        DECEMBER 31,
                                                                              1998             1997
                                                                              ----             ----
       ASSETS                                                               (UNAUDITED)

Current assets:
  Cash & cash equivalents                                                    $  74,074    $  19,598
  Investments in marketable securities                                           2,003        5,004
  Receivables:
    Trade, net of allowance for doubtful accounts
    of $703 and $503 at June 30, 1998
    end December 31, 1997, respectively                                         21,226       15,293
    Other                                                                          780          208
                                                                             ---------    ---------
  Total receivables                                                             22,006       15,501
                                                                             ---------    ---------
  Inventories                                                                   20,882       13,719
  Other current assets                                                           1,182          821
                                                                             ---------    ---------
Total current assets                                                           120,147       54,643
                                                                             ---------    ---------
Property, plant and equipment, net                                               4,070        3,546
Notes receivable                                                                   924          233
Investments in marketable securities                                            19,629           --
Intangible assets, net                                                          18,507       12,644
Other                                                                            2,810          101
                                                                             ---------    ---------
                                                                             $ 166,087    $  71,167
                                                                             =========    =========


       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt, including capital lease obligation                        $       4    $      25
  Accounts payable                                                               4,329        3,718
  Payroll &commissions                                                             866        2,039
  Warranty                                                                         324          304
  Accrued expense                                                                1,526          300
  Other                                                                             36          102
                                                                             ---------    ---------
Total current liabilities                                                        7,085        6,488
                                                                             ---------    ---------
Long-term debt                                                                  85,000           --
Long-term obligations                                                              857          264
                                                                             ---------    ---------
Total liabilities                                                               92,942        6,752
                                                                             ---------    ---------
Stockholders' equity:
  Common stock, par value $.01, issued and
  Outstanding; 10,637,144 at June 30, 1998,
  10,325,280 at December 31, 1997                                                  106          103
  Additional paid-in capital                                                    73,675       71,344
  Other                                                                            (11)         (12)
  Income tax benefit                                                             2,190           --
  Accumulated other comprehensive income                                            12           44
  Accumulated deficit                                                           (2,827)      (7,064)
                                                                             ---------    ---------
Total stockholders' equity                                                      73,145       64,415
                                                                             ---------    ---------
                                                                             $ 166,087    $  71,167
                                                                             =========    =========


                 See accompanying notes to financial statements

                              SABRATEK CORPORATION
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)






                                                Three Months Ended         Six Months Ended
                                                     June 30,                   June 30,
                                               --------------------------------------------
                                                  1998         1997        1998       1997
                                               --------------------------------------------
Net sales                                      $ 16,301    $  9,848    $ 31,457    $ 17,314
Cost of sales                                     6,989       4,159      13,716       7,185
                                               --------------------------------------------
Gross margin                                      9,312       5,689      17,741      10,129

Selling, general and administrative expenses      5,923       4,427      11,590       7,937
                                               --------------------------------------------
Operating income                                  3,389       1,262       6,151       2,192
Other income (expense):
    Interest income                               1,128         414       1,343         557
    Interest expense                             (1,063)        (16)     (1,068)        (22)
                                               --------------------------------------------
Net income before taxes                           3,454       1,660       6,426       2,727

    Provision for income taxes                    1,178          33       2,190          55
                                               --------------------------------------------
Net income                                     $  2,276    $  1,627    $  4,236    $  2,672
                                               ============================================

Basic income per share                         $   0.22    $   0.17    $   0.40    $   0.30
                                               ============================================
Basic weighted average shares outstanding        10,570       9,823      10,484       9,055
                                               ============================================
Diluted income per share                       $   0.20    $   0.15    $   0.36    $   0.26
                                               ============================================
Diluted weighted average shares outstanding      11,639      10,890      11,681      10,195
                                               ============================================


                See accompanying notes to financial statements.

                              SABRATEK CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (UNAUDITED)



                                                             Six Months Ended
                                                          --------------------
                                                           June 30,    June 30,
                                                            1998         1997
                                                          --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $  4,236    $  2,672
   Adjustments to reconcile net income to
   net cash used in operating activities:
      Depreciation and amortization                          1,332    $    316
      Deferred compensation                                      1           1
      Non-cash interest expense                              1,063          51
      Tax effect of stock option exercises                   2,190          --
      Provision for bad debts                                  200         112
   Changes in assets and liabilities:
      Receivables                                           (6,132)     (4,107)
      Other receivable                                        (573)       (184)
      Inventories                                           (7,163)     (3,763)
      Other current assets                                    (407)       (230)
      Accounts payable                                         611         509
      Accrued liabilities                                   (1,153)         --
      Long term obligations                                    594          --
      Other                                                     98        (238)
                                                          --------------------
Net cash used in operating activities                       (5,103)     (4,861)
                                                          --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant, equipment                     (994)       (812)
   Issuance of note receivable                                (691)     (1,282)
   Purchase of intangible assets                            (6,626)        (12)
   Purchases of marketable securities                      (19,655)     (1,599)
   Sale and maturity of marketable securities                2,996          --
   Purchase of Rocap, Inc., net of cash acquired              --        (1,434)
                                                          --------------------
Net cash used in investing activities                      (24,970)     (5,139)
                                                          --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of short-term debt                               --           (50)
   Repayment of long-term debt                                --            (1)
   Payments of capital lease, net                              (23)        (81)
   Proceeds from issuance of long-term debt, net            82,238          --
   Proceeds from exercise of stock options and warrants      2,334       1,848
   Proceeds from issuance of stock, net                       --        21,605
                                                          --------------------
Net cash provided by financing activities                   84,549      23,321
                                                          --------------------
Increase in cash and cash equivalents                       54,476      13,321
Cash and cash equivalents at beginning of period            19,598      10,447
                                                          --------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 74,074    $ 23,768
                                                          ====================


                 See accompanying notes to financial statements

                              SABRATEK CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1998 and 1997
                                  (UNAUDITED)
(1)  FINANCIAL STATEMENTS

     The financial statements included herein have been prepared by the Company, without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for fair presentation of the results of operations for the three month and six month periods ended June 30, 1998 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's Form 10-K filed by the Company with the Securities and Exchange Commission for the year ended December 31, 1997. The results of operations for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(2)  SALE OF CONVERTIBLE NOTES

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

(3)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid for interest during the six month periods ended June 30, 1998 and 1997 was $5,012 and $11,495, respectively.

(4)  STOCK OPTIONS

     During the six month period ended June 30, 1998, the Company issued 203,999 shares, in aggregate, of common stock upon the exercise of stock options pursuant to the Sabratek Corporation Amended and Restated 1993 Stock Option Plan (the "Plan"). The option exercises resulted in proceeds to the Company of $1,726,593, in aggregate. In addition, 5,338 shares of common stock were issued pursuant to the Company's Stock Purchase Plan resulting in aggregate proceeds of $133,951.

     Options for a total of 330,600 shares of common stock were granted during the six month period pursuant to the Plan at an exercise price equal to the fair market value on the date of grant. The stock options vest over a multi-year period.

 (5)  WARRANTS

During the six month period ended June 30, 1998, the Company issued 102,527 shares, in aggregate, of common stock upon the exercise of warrants. The warrant exercises resulted in proceeds to the Company of $473,727, in aggregate.

 (6)  COMPREHENSIVE INCOME

     During the quarter ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements, and requires a total for comprehensive income to be provided in condensed financial statements of interim periods. Comprehensive income includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) for the six months ended June 30, 1998 and 1997 consisted of the following:



                                           Three Months Ended    Six Months Ended
                                                June 30                June 30
                                            1998         1997      1998       1997
                                            ----         ----      ----       ----

Net income                                  $ 2,276    $ 1,627   $ 4,236    $ 2,672
Other comprehensive
   Income (loss):
     Unrealized holding gains
       (losses) arising during the period       (32)        36       (39)        32
Less: reclassification adjustment
    For amounts realized in net income            4          5         7          5
                                            -------    -------   -------    -------
Net unrealized gain (loss)                      (28)        41       (32)        37
                                            -------    -------   -------    -------
Comprehensive income                        $ 2,248    $ 1,668   $ 4,204    $ 2,709
                                            =======    =======   =======    =======

(7)  SUBSEQUENT EVENTS

     In July, 1998, the Company purchased all of the capital stock of CMS HealthCare, Inc. ("CMS"), a Florida corporation based in Tampa, for $160,000 in cash. The Company could be obligated to make additional payments to the former stockholders of CMS pursuant to an earnout formula on pre-tax income over a specified period.

(8)  RECENT ACCOUNTING PRONOUNCEMENTS

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

     The Company commercially launched the 6060 Ambulatory Pump and related disposable supplies in late 1995 and both MediVIEW(R) and the PumpMaster(R) in late 1996. Since then, the Company has continued its sales and marketing activities domestically and internationally for the distribution of its products and continued to fund the research and development of additional products. On February 25, 1997, the Company acquired substantially all the assets of Rocap,Inc. which produces and markets prepackaged injectable prescription pharmaceuticals and pre-filled flush syringes. In addition, the Company derives revenues from the servicing of products, sale of accessories, sale of extended warranties and consulting services.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 VS. THREE MONTHS ENDED JUNE 30, 1997 AND SIX MONTHS ENDED JUNE 30, 1998 VS. SIX MONTHS ENDED JUNE 30, 1997

     Net sales. Net sales increased $6.5 million to $16.3 million for the three month period ended June 30, 1998 as compared to $9.8 million for the three month period ended June 30, 1997, an increase of 66%. Net sales increased $14.2 million to $31.5 million for the six month period ended June 30, 1998 as compared to $17.3 million for the six month period ended June 30, 1997, an increase of 82%. The increase for the three month and six month periods attributable to several factors; incremental unit sales volume of the 3030 Stationary Pump and 6060 Ambulatory Pump and their respective disposables, an increase in the average per unit selling price due to a higher ratio of direct sales versus dealer sales, the incremental unit sales volume of the Rocap product line resulting from sales channel integration, additional sales of the MediVIEW(R) and PumpMaster(R) products, and the sale of licensed products from GDS Technology, Inc.

     Cost of Sales. Cost of sales increased $2.8 million to $7.0 million for the three month period ended June 30, 1998 as compared to $4.2 million for the three month period ended June 30, 1997, an increase of 68%. Cost of sales increased $6.5 million to $13.7 million for the six month period ended June 30, 1998 as compared to $7.2 million for the six month period ended June 30, 1997, an increase of 91%. The increase for the three month and six month periods is primarily attributable to direct product costs associated with incremental unit sales volume of the 3030 and 6060 infusion pumps and related disposables, as well as the addition of the Rocap product line. To a lesser extent, the increase for the three month period is attributable to costs relating to the expansion of production capacity.

     Gross Margin. Gross margin increased $3.6 million to $9.3 million for the three month period ended June 30, 1998 as compared to $5.7 million for the three month period ended June 30, 1997, an increase of 64%. Gross margin increased $7.6 million to $17.7 million for the six month period ended June 30, 1998 as compared to $10.1 million for the six month period ended June 30, 1997, an increase of 75 %. The increase for the three month and six month periods is due primarily to the incremental unit sales volume and the per unit contribution thereon, including the allocation of fixed manufacturing costs over a greater number of units. Gross margin as a percent of sales decreased to 57% for the three month period ended June 30, 1998, as compared to 58% for the three month period ended June 30, 1997. Gross margin as a percentage of sales decreased to 56% for the six month period ended June 30, 1998, as compared to 58% for the six month period ended June 30, 1997. The decrease in percentage is attributable to the lower average gross margin generated from the Rocap product line.

     Selling General and Administrative Expenses. Selling, general and administrative expenses increased $1.5 million to $5.9 million for the three month period ended June 30, 1998 as compared to $4.4 million for the three month period ended June 30, 1997, an increase of 34%. Selling, general and administrative expenses increased $3.7 million to $11.6 million for the six month period ended June 30, 1998 as compared to $7.9 million for the six month period ended June 30, 1997, an increase of 46%. The increase for the three month and six month periods is due primarily to the expansion of the Company's direct sales force and clinical support staff and associated travel. Also contributing to the increase for the six month period ended June 30, 1998 was two full quarter of expenses relating to the Rocap product line, and the addition of administrative and management personnel. Selling, general and administrative expenses as a percent of sales decreased to 36% for the three month period ended June 30, 1998 as compared to 45% for the three month period ended June 30, 1997. Selling, general and administrative expenses as a percent of sales decreased to 37% for the six month period ended June 30, 1998 as compared to 46% for the six month period ended June 30, 1997.

     Operating Income. Operating income increased $2.1 million to $3.4 million for the three month period ended June 30, 1998 as compared to $1.3 million for the three month period ended June 30, 1997, an increase of 169%. Operating income increased $4.0 million to $6.2 million for the six month period ended June 30, 1998 as compared to $2.2 million for the six month period ended June 30, 1997, an increase of 181%. Operating income as a percent of sales increased to 21% for the three month period ended June 30, 1998 as compared to 13% for the three month period ended June 30, 1997. Operating income as a percent of sales increased to 20% for the six month period ended June 30, 1998 as compared to 13% for the six month period ended June 30, 1997. The increase in operating income is due primarily to incremental gross margin generated by increased unit sales volume of new and existing products, as described above.

     Interest Income. Interest income increased $714,000 to $1.1 million for the three month period ended June 30, 1998 as compared to $414,000 for the three month period ended June 30, 1997, and increase of 172%. Interest income increased $786,000 to $1.3 million for the six month period ended June 30, 1998 as compared to $557,000 for the six month period ended June 30, 1997, an increase of 141%. The increase is attributable to a higher average amount of cash available for investment as compared to that of the comparative period. The Company completed a secondary public offering in April, 1997 which resulted in proceeds to the Company of approximately $22 million, after underwriting discounts and commissions. In addition, the Company completed the sale of convertible notes in April, 1998 which resulted in net proceeds to the Company of approximately $82.3 million.

     Interest Expense. Interest expense increased $1.0 million to $1,063,000 for the three month period ended June 30, 1998 as compared to $16,000 for the three month period ended June 30, 1997, an increase of 6,544%. Interest expense increased $1.0 million to $1,068,000 for the six month period ended June 30, 1998 as compared to $22,000 for the six month period ended June 30, 1997, an increase of 4,755%. The increase for the three month and six month periods is attributable to the sale of 6% convertible notes in April, 1998, for which interest expense is recorded at a rate of $1.3 million per full fiscal quarter. Interest expense would be reduced proportionately for any notes converted into common stock.

     Provision for Income Taxes. The provision for income taxes increased $1.1 million to $1.2 million for the three month period ended June 30, 1998 as compared to $33,000 for the three month period ended June 30, 1997, an increase of 3,470%. The provision for income taxes increased $2.1 million to $2.2 million for the six month period ended June 30, 1998, as compared to $55,000 for the six month period ended June 30, 1997, an increase of 3,882%. The provision for income taxes for the three month and six month periods ended June 30, 1998 reflects an estimated 34% effective annual tax rate, after adjusting for allowable net operating loss carryforwards. The provision for income taxes for the three month and six month periods ended June 30, 1997 ultimately was reversed by year end 1997 as no federal, state or alternative minimum tax was incurred due to allowable net operating loss carryforwards and compensation related book versus tax differences.

     Net Income Net income increased $649,000 to $2.3 million for the three month period ended June 30, 1998 as compared to $1.6 million for the three month period ended June 30, 1997, an increase of 40%. Net income increased $1.5 million to $4.2 million for the six month period ended June 30, 1998 as compared to $2.7 million for the six month period ended June 30, 1997, an increase of 59%. The increase in net income for the three month and six month periods was achieved primarily as a result of incremental gross margin generated by increased unit sales volume of new and existing products, as discussed above. Also contributing to the increase in net income was the decrease in general and administrative expenses, as a percent of sales. The increase in net income was partially offset by an increase in the provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     In April, 1998, the Company completed the private sale of 6% Convertible Notes in an aggregate principal amount of $85,000,000 maturing in 2005. The interest is fixed and is payable semi-annually. The notes are convertible into the Company's common stock at a conversion price of $40.46 anytime at the option of the noteholders. The Company may redeem the notes at anytime after April 18, 2001. Net proceeds to the Company were approximately $82.2 million and such proceeds were used to purchase investment grade securities.

     As of June 30, 1998, the Company had approximately $95.7 million in cash, cash equivalents, and investments in marketable securities, and had net working capital of approximately $113.1 million. In March, 1997, the Company entered into a two-year credit agreement with a financial institution with up to $9.5 million of available borrowing. As of July 31, 1998, no borrowing has been made under the credit agreement.

     The Company used cash in its operations of approximately $5.1 million for the six months ended June 30, 1998. Cash used in operations for the period exceeds the Company's operating income for the same period due, primarily, to the growth in trade accounts receivable and inventories as a result of actual and anticipated growth in sales volume.

     During the third quarter of 1997, the Company entered into strategic partnerships with Unitron and GDS. The Company has made cumulative payments of $13.6 million to Unitron and GDS in cash license fees, in aggregate, pursuant to the respective license agreements. In addition, should the Company decide to license other products, or exercise its right to acquire either Unitron or GDS, such acquisitions could require additional outlays of cash.

     In September, 1997, the Company initiated a hedging program through the use of forward contracts to minimize foreign currency fluctuation exposure. As of July 31, 1998, the aggregate U.S. dollar amount of the contracts is $1,794,435 and such contracts expire at various dates through March, 1999.

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

ITEM 2. CHANGES IN SECURITIES

     During the six month period ended June 30, 1998, the Company issued the following securities without registration under the Securities Act of 1933, as amended.

     From February 12, 1998 to June 26, 1998, the Company issued 102,527 shares of common stock upon the exercise of warrants not covered by a registration statement. The Company received aggregate proceeds of approximately $473,727 upon the exercise of such warrants. All such issuances of common stock were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITYHOLDERS

     (a) At the Annual Meeting of Stockholders held on June 4, 1998, the following directors were elected:



                                  For         Withheld
                               ---------  ---------------
          Mark Lampert         9,806,583      12,576
          William D. Lautman   9,622,683     196,476
          Marvin Samson        9,806,683      12,476

     (b) At the Annual Meeting of Stockholders held on June 4, 1998, the following resolution was passed:

     Resolved, that the Company adopt the Amendment to the Amended and Restated 1993 Stock Option Plan to provide for the increase in formula grant of stock options to Independent Directors to 10,000 shares per year, and additionally, 1200 shares for serving on a committee, plus 600 shares for serving as Chairman of a committee.


                       For          Against      Abstain
                       ---          -------      -------
Shares voted         6,028,523      3,762,588      28,048

ITEM 5. OTHER INFORMATION

     In July, 1998 the following management changes were announced.

     Stephen L. Holden was named President and Treasurer. Mr. Holden previously held the positions of Senior Vice President, Chief Financial Officer and Treasurer. Vincent J. Capponi was named Vice President and Chief Operating Officer. Mr. Capponi previously held the position of Vice President of Operations. Paul S. Jurewicz was appointed Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Jurewicz held the positions of Chief Financial Officer of Option Care, Inc., and Chief Financial Officer of Health Management, Inc. Anil K. Rastogi resigned from his position as President and Chief Operating Officer, which he held for approximately three years. Alan E. Jordan resigned from his position as Senior Vice President of Sales and Marketing, but will remain a consultant to the company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits



                                                                          Page       Incorporation
  Exhibit                                                              Number (if    by Reference
  Number           Description of Documents                            applicable)  (if applicable)
  ------           ------------------------                            -----------  ---------------
    3.1     Articles of Incorporation                                                         H
    3.2     ByLaws                                                                            H
   10.1     Agreement with Americorp Financial, Inc. re: Leasing                              H
            Services, dated March 22, 1995
   10.1.1   Amendment, dated September 16, 1996, to Agreement                                HHH
            with Americorp Financial, Inc.
   10.2     Agreement with Clintec Nutrition Company re:                                      H
            Development Agreement, dated September 1, 1995
   10.3     Intentionally Omitted
   10.4     Intentionally Omitted
   10.5     Distributorship Agreement with CO-Medical, Inc., dated                            H
            February 17, 1992
   10.6     Distributorship Agreement with Clinical Technology Inc                            H
            dated August 1, 1992
   10.7     Intentionally Omitted
   10.8     Intentionally Omitted
   10.9     Distributorship Agreement with Advanced Medical, Inc.,                            H
            dated September 1, 1991
   10.10    Distributorship Agreement with Healthcare Technology,                             H
            dated October 9, 1991
   10.11    Intentionally Omitted
   10.12    Intentionally Omitted
   10.13    Pump Contract with Chartwell Home Therapies, dated                                H



                                                                            Page        Incorporation
     Exhibit                                                              Number(if      by Reference
     Number              Description of Documents                        applicable)    (if applicable)
     ------              ------------------------                        -----------    ---------------
                 November 22, 1993

     10.14       Sales Agreement with Pharmacy Corporation of America,                           H
                 dated March 17, 1995
     10.15       Sales & Marketing Agreement with Alpha                                          H
                 Group, dated November 6, 1995
     10.16       Foreign Distributorship Agreement with MED-O-GEN                                H
                 INC., dated September 22, 1995
     10.17       Foreign Distributorship Agreement with Yoon Duk                                 H
                 Separation Technology, dated April 17, 1995
     10.18       Foreign Distributorship Agreement with Upwards                                  H
                 Biosystems Ltd., dated March 8, 1995
     10.19       Foreign Distributorship Agreement with Grupo Grifols,                           H
                 S.A., dated September 17, 1993
     10.20       Foreign Distributorship Agreement with JMS Company,                             H
                 dated March 22, 1996
     10.21       Foreign Distributorship Agreement with Brasimpex                                H
     10.22       Foreign Distributorship Agreements with Medicare (s)                            H
                 PTE LTD., dated February 10, 1995
     10.23       Intentionally Omitted
     10.24       Intentionally Omitted
     10.25       Master Lease Agreement with Comdisco, Inc., dated                               H
                 August 9, 1994
     10.26       Stock Option Plan                                                               H
     10.27       Lease for Real Property located at 5601 West Howard,                            H
                 Niles, Illinois, dated as of May 31, 1994
     10.27.1     Amendment, dated October 30 1996, to Lease for Real                            HHH
                 Property located at 5601 West Howard, Niles, Illinois
     10.28       Employment Agreement for K. Shan Padda                                          H
     10.29       Employment Agreement for Anil Rastogi                                           H
     10.30       Asset Purchase Agreement, dated February 25, 1997, by                          HH
                 and among Sabratek Corporation; Rocap, Inc. and Elliott
                 Mandell
     10.31       Employment Agreement for Stephen L. Holden                                    HHHH
     10.32       Employment Agreement for Elliott Mandell                                       HH
     10.33       Lease Agreement for property located at 11 Sixth Road,                        HHHH
                 Woburn, Massachusetts, dated February 1, 1997
     10.34       Lease Agreement for property located at 5 Constitution                        HHHH

                  Way, Woburn, Massachusetts, dated June 26, 1995
   10.35          Lease Agreement for property located at 1629 Prime                        HHHHH
                  Court, Suite 100 Orlando, Florida. dated March 11,
                  1997
   10.36          Lease Agreement for property located at 8350 Parkline
                  Blvd., Orlando, Florida, dated June 18, 1998
   11.1           Statement re: computation of per share earnings
   27             Financial Data Schedule

H Incorporated by reference to the Company's Registration Statement on Form S-1, declared effective by the Commission on June 21, 1996 (File No. 333-3866).

HH Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on March 11, 1997.

HHH Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission on March 31, 1997.

HHHH Incorporated by reference to the Company's Registration Statement on Form S-1, declared effective by the Commission on April 4, 1997 (File No. 333-23437).

HHHHH Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 filed with the Commission on May 15, 1997.

(b) Reports on Form 8-K

    Not applicable

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned "thereunto duly authorized.

                                    SABRATEK CORPORATION
Date: August 14, 1998               By: /s/ K. Shan Padda
                                        -------------------------------
                                        K. Shan Padda
                                        Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant, for the period covered by this report.

Date: August 14, 1998               By: /s/ Stephen L. Holden
                                        --------------------------------
                                        Stephen L. Holden
                                        President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Date: August 14, 1998               By: /s/ Paul S. Jurewicz
                                       --------------------------------
                                       Paul S. Jurewicz
                                       Principal Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the chief accounting of ficer of the registrant.

Date: August 14, 1998               By: /s/ Scott Skooglund
                                       -------------------------------
                                       Scott Skooglund
                                       Chief Accounting Officer