Form 10-Q
period 1998-09-30
SABRATEK CORP
filed 1998-11-16
CIK 1012480

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                            Yes    X       No
                                -------       -------

As of November 3, 1998, 9,814,344 shares of Sabratek Corporation's Common Stock were outstanding.

                              SABRATEK CORPORATION

                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION
                                                                                                         Page
                                                                                                         ----
Item 1.    Financial Statements

           Consolidated Balance Sheets
           September 30, 1998 (Unaudited) and December 31, 1997............................................3

           Consolidated Statements of Operations
           Three Months and Nine Months Ended September 30, 1998 and 1997 (Unaudited)......................4

           Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1998 and 1997 (Unaudited).......................................5

           Notes to Consolidated Financial Statements (Unaudited)..........................................6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations......................................................................................8


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................................12

Item 2.    Changes in Securities..........................................................................12

Item 6.    Exhibits and Reports on Form 8-K...............................................................12

                              SABRATEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   SEPTEMBER 30, DECEMBER 31,
                                                                        1998        1997
                                                                   ------------  -----------
                            ASSETS                                  (UNAUDITED)

Current assets:
  Cash & cash equivalents                                            $  53,097    $  19,598
  Investments in marketable securities                                   2,002        5,004
  Receivables:
      Trade, net of allowance for doubtful accounts
      Of $837 and $503 at September 30, 1998
      And December 31, 1997, respectively                               21,361       15,293
      Other                                                                789          208
                                                                     ---------    ---------
  Total receivables                                                     22,150       15,501
                                                                     ---------    ---------
  Inventories                                                           22,189       13,719
  Other current assets                                                   1,329          821
                                                                     ---------    ---------
Total current assets                                                   100,767       54,643
                                                                     ---------    ---------
Property, plant and equipment, net                                       5,682        3,546
Notes receivable                                                         3,274          233
Investments in marketable securities                                    19,976         --
Intangible assets, net                                                  19,820       12,644
Other                                                                    2,817          101
                                                                     ---------    ---------
                                                                     $ 152,336    $  71,167
                                                                     =========    =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt, including capital lease obligation                $      24    $      25
  Accounts payable                                                       3,675        3,718
  Payroll & commissions                                                    811        2,039
  Warranty                                                                 336          304
  Accrued expenses                                                       2,871          300
  Other                                                                    192          102
                                                                     ---------    ---------
Total current liabilities                                                7,909        6,488
                                                                     ---------    ---------
Long-term debt                                                          85,000         --
Long-term obligations                                                      340          264
                                                                     ---------    ---------
Total liabilities                                                       93,249        6,752
                                                                     ---------    ---------
Stockholders' equity:
  Preferred stock, par value $.01; 200,000 authorized, 0 issued           --           --
  Common stock, par value $.01; 25,000,000 authorized,
      10,803,728 issued, 9,803,728 outstanding at September 30,
      1998; 10,325,280 issued and outstanding at December 31, 1997         108          103
  Additional paid-in capital                                            78,269       71,344
  Treasury stock                                                       (19,340)        --
  Other                                                                    (11)         (12)
  Accumulated other comprehensive income                                   373           44
  Accumulated deficit                                                     (312)      (7,064)
                                                                     ---------    ---------
Total stockholders' equity                                              59,087       64,415
                                                                     ---------    ---------
                                                                     $ 152,336    $  71,167
                                                                     =========    =========



          See accompanying notes to consolidated financial statements

                              SABRATEK CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             Three Months Ended          Nine Months Ended
                                                                 September 30,             September 30,
                                                          -----------------------------------------------------
                                                              1998          1997         1998         1997
                                                          -----------------------------------------------------
     Net sales                                            $    18,808     $  11,751    $  50,265    $ 29,065
     Cost of sales                                              8,489         5,231       22,206      12,416
                                                          -----------------------------------------------------
     Gross margin                                              10,319         6,520       28,059      16,649
     Selling, general and administrative expenses               6,433         4,757       18,022      12,663
                                                          -----------------------------------------------------
     Operating income                                           3,886         1,763       10,037       3,986
                                                          -----------------------------------------------------
     Other income (expense):
           Interest income                                      1,203           374        2,546         931
           Interest expense                                    (1,277)          (16)      (2,344)        (37)
           Other                                                    -             -            -         (32)
                                                          -----------------------------------------------------
     Net income before taxes                                    3,812         2,121       10,239       4,848

           Provision for income taxes                           1,297            42        3,487          97
                                                          -----------------------------------------------------
     Net income                                           $     2,515     $   2,079    $   6,752    $  4,751
                                                          =====================================================

     Basic income per share                               $      0.24     $    0.21    $    0.64    $   0.51
                                                          =====================================================
     Basic weighted average shares outstanding                 10,454        10,106       10,474       9,405
                                                          =====================================================
     Diluted income per share                             $      0.23     $    0.18    $    0.59    $   0.45
                                                          =====================================================
     Diluted weighted average shares outstanding               11,018        11,605       11,460      10,665
                                                          =====================================================


          See accompanying notes to consolidated financial statements.

                              SABRATEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     Nine Months Ended
                                                           -----------------------------------------
                                                            September 30,         September 30,
                                                                1998                   1997
                                                           -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $      6,752           $      4,751
   Adjustments to reconcile net income to
   Net cash used in operating activities:
      Depreciation and amortization                                  1,964                    697
      Deferred compensation                                              1                      3
      Non-cash expense                                                   -                    179
      Non-cash interest expense                                      2,338                      -
      Tax effect of stock option exercises                           3,487                      -
      Provision for bad debts                                          335                    198
      Changes in assets and liabilities:
         Receivables                                                (6,355)                (5,983)
         Other receivable                                           (1,405)                  (182)
         Deferred revenue                                                -                     35
         Inventories                                                (8,471)                (5,658)
         Other current assets                                         (491)                     -
         Accounts payable                                              (77)                (1,019)
         Accrued liabilities                                        (1,196)                   513
         Long term obligations                                         (46)                     -
         Other                                                         323                   (620)
                                                           -----------------------------------------
Net cash used in operating activities                               (2,841)                (7,086)
                                                           -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant, equipment                            (2,800)                (1,399)
  Collection (issuance) of note receivable                          (2,217)                    83
  Purchase of intangible assets                                     (8,026)                (7,108)
  Purchases of marketable securities                               (19,641)                (2,507)
  Sale and maturity of marketable securities                         2,996                  2,905
  Purchase of Rocap, Inc., net of cash acquired                          -                 (1,433)
  Purchase of CMS Healthcare, net of cash acquired                    (195)                     -
                                                           -----------------------------------------
Net cash used in investing activities                              (29,883)                (9,459)
                                                           -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of short-term debt                                        (19)                  (319)
   Repayment of long-term debt                                           -                     (1)
   Purchase of treasury stock                                      (19,340)                     -
   Proceeds (payments) of capital lease, net                            82                   (105)
   Proceeds from issuance of long-term debt, net                    82,057                      -
   Proceeds from exercise of stock options and warrants              3,443                  3,419
   Proceeds from issuance of stock, net                                  -                 21,605
                                                           -----------------------------------------
Net cash provided by financing activities                           66,223                 24,599
                                                           -----------------------------------------
Increase in cash and cash equivalents                               33,499                  8,054
Cash and cash equivalents at beginning of period                    19,598                 10,447
                                                           -----------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $     53,097           $     18,501
                                                           =========================================



          See accompanying notes to consolidated financial statements

                              SABRATEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

(1)      CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for fair presentation of the results of operations for the three month and nine month periods ended September 30, 1998 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's Form 10-K filed by the Company with the Securities and Exchange Commission for the year ended December 31, 1997. The results of operations for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

(3)      ACQUISITION

         In July, 1998, the Company purchased all of the capital stock of CMS HealthCare, Inc. ("CMS"), a Florida corporation based in Tampa, for $160,000 in cash. The Company could be obligated to make additional payments to the former stockholders of CMS pursuant to an earnout formula on pre-tax income over a specified period.

(4)      INVENTORIES

         Inventories shown on the consolidated balance sheets are comprised of the following:


                                                               September 30,      December 31,
                                                                    1998              1997
                                                               ------------       -----------
         Raw materials........................................ $     12,668       $     7,392
         Work in process......................................        3,498             2,497
         Finished goods.......................................        6,023             3,830
                                                               ------------       -----------
                                                               $     22,189       $    13,719
                                                               ============       ===========


(5)      NOTES RECEIVABLE

         Notes receivable represent funds owed by third parties including those with whom the Company has entered into license agreements. The notes bear interest at 8% and are payable upon demand by the Company or at specified future dates.



(6)      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         Cash paid for interest during the nine month periods ended September 30, 1998 and 1997 was $6,751 and $20,325, respectively.

(7)      EQUITY-RELATED ACTIVITY

         During the nine month period ended September 30, 1998, the Company issued 232,107 shares, in aggregate, of common stock upon the exercise of stock options pursuant to the Sabratek Corporation Amended and Restated 1993 Stock Option Plan (the "Plan"). The option exercises resulted in proceeds to the Company of $2,152,065, in aggregate. In addition, 8,844 shares of common stock were issued pursuant to the Company's Stock Purchase Plan resulting in aggregate proceeds of $201,757.

         Options for a total of 588,000 shares of common stock were granted during the nine month period pursuant to the Plan at an exercise price equal to the fair market value on the date of grant. The stock options vest over a multi-year period.

         During the nine month period ended September 30, 1998, the Company issued 237,497 shares, in aggregate, of common stock upon the exercise of warrants. The warrant exercises resulted in proceeds to the Company of $1,089,164, in aggregate.

         During the three month period ended September 30, 1998, the Company purchased 1,000,000 shares of its outstanding common stock at an aggregate price of $19,339,901, pursuant to its repurchase program adopted during the period.

         In August, 1998, the Company designated the relative rights and preferences of a new Class of Series B Preferred Stock and adopted a Rights Plan. Pursuant to such Plan the Company's Board of Directors declared a dividend of one right for each share of the Company's common stock outstanding on September 4, 1998. Each right gives the holder thereof the opportunity to purchase one one-hundreth of one share of the Company's newly authorized Series B Preferred Stock at a price of $150 (as adjusted from time to time) upon the occurrence of certain events specified in the Plan. The Plan can be rescinded at the discretion of the Company's Board of Directors.

(8)      COMPREHENSIVE INCOME

         In January, 1998, the Company adopted Statement of financial Accounting Standards ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements, and requires a total for comprehensive income to be provided in condensed financial statements of interim periods. Comprehensive income includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners. Comprehensive income for the nine months ended September 30, 1998 and 1997 consisted of the following (in thousands):


                                                        Three Months Ended          Nine Months Ended
                                                           September 30                September 30
                                                       1998             1997        1998           1997
                                                       ----             ----        ----           ----
     Net income                                     $  2,515          $  2,079        6,752      $   4,751
     Other comprehensive
         Income :
            Unrealized holding gains
              arising during the period                  361                 3          322             35
     Less: reclassification adjustment
            For amounts realized in net income             -                 5            7              5
                                                    --------          --------   ----------       --------
     Net unrealized gain                                 361                 8          329             40
                                                    --------          --------   ----------       --------
     Comprehensive income                           $  2,876          $  2,087        7,081       $  4,791
                                                    ========          ========   ==========       ========





(9)      RECENT ACCOUNTING PRONOUNCEMENTS

         In June, 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is required to adopt this new standard for periods ending after fiscal 1997, but is not required to be reported in the interim consolidated financial statements in the first year of application. This statement establishes standards for the way companies are to report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating the impact of this standard on disclosures required in its consolidated financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED SEPTEMBER 30, 1997 AND NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. NINE MONTHS ENDED SEPTEMBER 30, 1997

         Net sales. Net sales increased $7.0 million to $18.8 million for the three month period ended September 30, 1998 as compared to $11.8 million for the three month period ended September 30, 1997, an increase of 60%. Net sales increased $21.2 million to $50.3 million for the nine month period ended September 30, 1998 as compared to $29.1million for the nine month period ended September 30, 1997, an increase of 73%. The increase for the three month and nine month periods is attributable to several factors; incremental unit sales volume of the 3030 Stationary Pump and 6060 Ambulatory Pump and their respective disposables, an increase in the average per unit selling price due to a higher ratio of direct sales versus dealer sales, a significant increase in volume of the Rocap product line acquired in February, 1997, additional sales of the MediVIEW(R) and PumpMaster(R) products, revenues generated from product licensing and consulting services, and the sale of certain licensed products from GDS Technology, Inc.

         Cost of Sales. Cost of sales increased $3.3 million to $8.5 million for the three month period ended September 30, 1998 as compared to $5.2 million for the three month period ended September 30, 1997, an increase of 62%. Cost of sales increased $9.8 million to $22.2 million for the nine month period ended September 30, 1998 as compared to $12.4 million for the nine month period ended September 30, 1997, an increase of 79%. The increase for the three month and nine month periods is primarily attributable to direct product costs associated with incremental unit sales volume of the 3030 and 6060 infusion pumps and related disposables, as well as the increased unit volume of the Rocap prefilled syringe product line. To a lesser extent, the increase for the three month period is attributable to amortization and period costs relating to the expansion of production capacity.

         Gross Margin. Gross margin increased $3.8 million to $10.3 million for the three month period ended September 30, 1998 as compared to $6.5 million for the three month period ended September 30, 1997, an increase of 58%. Gross margin increased $11.5 million to $28.1 million for the nine month period ended September 30, 1998 as compared to $16.6 million for the nine month period ended September 30, 1997, an increase of 68%. The increase for the three month and nine month periods is due primarily to the incremental unit sales volume and the per unit contribution thereon, including the allocation of fixed manufacturing costs over a greater number of units. Gross margin as a percent of sales remained unchanged at 55% for the three month period ended September 30, 1998, as compared to the three month period ended September 30, 1997. Gross margin as a percentage of sales decreased to 56% for the nine month period ended September 30, 1998, as compared to 57% for the nine month period ended September 30, 1997. The decrease in percentage for the nine month period is attributable to the lower average gross margin generated from the Rocap product line.

         Selling General and Administrative Expenses. Selling, general and administrative expenses increased $1.6 million to $6.4 million for the three month period ended September 30, 1998 as compared to $4.8 million for the three month period ended September 30, 1997, an increase of 35%. Selling, general and administrative expenses increased $5.3 million to $18.0 million for the nine month period ended September 30, 1998 as compared to $12.7 million for the nine month period ended September 30, 1997, an increase of 42%. The increase for the three month and nine month periods is due primarily to the expansion of the Company=s direct sales force and clinical support staff and associated travel. Also contributing to the increase for the nine month period ended September 30, 1998 was three full quarters of expenses relating to the Rocap product line, and the addition of administrative and management personnel. Selling, general and administrative expenses as a percent of sales decreased to 34% for the three month period ended September 30, 1998 as compared to 40% for the three month period ended September 30, 1997. Selling, general and administrative expenses as a percent of sales decreased to 36% for the nine month period ended September 30, 1998 as compared to 44% for the nine month period ended September 30, 1997.

         Operating Income. Operating income increased $2.1 million to $3.9 million for the three month period ended September 30, 1998 as compared to $1.8 million for the three month period ended September 30, 1997, an increase of 120%. Operating income increased $6.0 million to $10.0 million for the nine month period ended September 30, 1998 as compared to $4.0 million for the nine month period ended September 30, 1997, an increase of 152%. Operating income as a percent of sales increased to 21% for the three month period ended September 30, 1998 as compared to 15% for the three month period ended September 30, 1997. Operating income as a percent of sales increased to 20% for the nine month period ended September 30, 1998 as compared to 14% for the nine month period ended September 30, 1997. The increase in operating income is due primarily to incremental gross margin generated by increased unit sales volume of new and existing products, as described above.

         Interest Income. Interest income increased $826,000 to $1.2 million for the three month period ended September 30, 1998 as compared to $374,000 for the three month period ended September 30, 1997, an increase of 222%. Interest income increased $1.6 to $2.5 million for the nine month period ended September 30, 1998 as compared to $931,000 for the nine month period ended September 30, 1997, an increase of 173%. The increase is attributable to a higher average amount of cash available for investment as compared to that of the comparative period. The Company completed a secondary public offering in April, 1997 which resulted in proceeds to the Company of approximately $22 million, after underwriting discounts and commissions. In addition, the Company completed the sale of convertible notes in April, 1998 which resulted in net proceeds to the Company of approximately $82.1 million.

         Interest Expense. Interest expense increased $1.2 million to $1.3 million for the three month period ended September 30, 1998 as compared to $16,000 for the three month period ended September 30, 1997, an increase of 7,881%. Interest expense increased $2.2 million to $2.3 million for the nine month period ended September 30, 1998 as compared to $37,000 for the nine month period ended September 30, 1997, an increase of 6,235%. The increase for the three month and nine month periods is attributable to the sale of 6% convertible notes in April, 1998, for which interest expense is recorded at a rate of $1.3 million per full fiscal quarter. Interest expense would be reduced proportionately for any notes converted into common stock.

         Provision for Income Taxes. The provision for income taxes increased $1.2 million to $1.3 million for the three month period ended September 30, 1998 as compared to $42,000 for the three month period ended September 30, 1997, an increase of 2,988%. The provision for income taxes increased $3.4 million to $3.5 million for the nine month period ended September 30, 1998, as compared to $97,000 for the nine month period ended September 30, 1997, an increase of 3,495%. The provision for income taxes for the three month and nine month periods ended September 30, 1998 reflects an estimated 34% effective annual tax rate, after adjusting for allowable net operating loss carryforwards. The provision for income taxes for the three month and nine month periods ended September 30, 1997 was reversed in the 1997 financial statements as no federal, state or alternative minimum tax was incurred due to allowable net operating loss carryforwards and tax deductible compensation expenses.

         Net Income. Net income increased $436,000 to $2.5 million for the three month period ended September 30, 1998 as compared to $2.1 million for the three month period ended September 30, 1997, an increase of 21%. Net income increased $2.0 million to $6.8 million for the nine month period ended September 30, 1998 as compared to $4.8 million for the nine month period ended September 30, 1997, an increase of 42%. The increases in net income for the three month and nine month periods were achieved primarily as a result of incremental gross margin generated by increased unit sales volume of new and existing products, as discussed above. The increase in net income was partially offset by an increase in the provision for income taxes.




LIQUIDITY AND CAPITAL RESOURCES

         In April, 1998, the Company completed the private sale of 6% Convertible Notes in an aggregate principal amount of $85,000,000 maturing in 2005. The interest is fixed and is payable semi-annually. The notes are convertible into the Company's common stock at a conversion price of $40.46 anytime at the option of the noteholders. The Company may redeem the notes at anytime after April 18, 2001. Upon the occurrence of a "Designated Event" the Company is required to offer to redeem the notes. A designated event is defined as a change in control or the cessation of trading of the Company's common stock. Net proceeds to the Company were approximately $82.1 million and such proceeds were used to purchase investment grade securities.

         As of September 30, 1998, the Company had approximately $75.0 million in cash, cash equivalents, and investments in marketable securities, and had net working capital of approximately $92.9 million. During the three month period ended September 30, 1998, approximately $19.3 million was used to purchase outstanding common stock of the Company pursuant to a repurchase program approved by the Company's Board of Directors. In March, 1997, the Company entered into a two-year credit agreement with a financial institution with up to $9.5 million of available borrowing. As of October 31, 1998, no borrowing had occurred under the credit agreement.

         The Company used cash in its operations of approximately $2.8 million for the nine months ended September 30, 1998. Cash used in operations for the period exceeds the Company's operating income for the same period due, primarily, to the growth in trade accounts receivable and inventories as a result of actual and anticipated growth in sales volume.

         During the third quarter of 1997, the Company entered into strategic partnerships with Unitron and GDS. The Company has made cumulative cash payments of $14.6 million to Unitron and GDS in cash license fees, in aggregate, pursuant to the respective license agreements. In addition, should the Company decide to exercise its right to acquire either Unitron or GDS, such acquisitions could require additional outlays of cash.

         In September, 1997, the Company initiated a hedging program through the use of forward contracts to minimize foreign currency fluctuation exposure. As of September 30, 1998, the aggregate U.S. dollar amount of the contracts is $1,567,720 and such contracts expire at various dates through March, 1999.

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





YEAR 2000 STATUS

         Since their inception, all of the Company's products, including software, have been developed with consideration for the millenium change. Additionally, the products have undergone specific year 2000 date testing to verify and validate compliance. The Company has made inquiry of its material strategic partners, vendors, and suppliers and has received representation that the devices and software that the Company currently licenses from third parties have been determined to be year 2000 compliant. The Company continues the process of verifying that its suppliers will not experience year 2000 problems that could have a material adverse effect on the Company. Although the Company knows of no problems in this regard, due to the ability of certain of the Company's products to interact with other devices or software, the Company can give no assurance that the performance of its products could not be directly and indirectly affected by non-compliant products of a third party.

         The Company has assessed its systems and believes them to be year 2000 compliant. The Company will continue to assess its year 2000 exposure, including systems of third parties on which the Company relies. If the Company's management becomes aware of non-compliant systems that will adversely affect the Company or its products, it will develop an action plan and assess the resources necessary to resolve such problem.

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

ITEM 2. CHANGES IN SECURITIES

         On August 20, 1998, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Common Stock of the Company to stockholders of record at the close of business on September 4, 1998. Except as set forth in the Rights Agreement referred to below, each Right entitles the registered holder to purchase from the Company one one-hundreth of a share of Series B Preferred Stock, par value $0.01 per share ("Series B Shares"), at a price of $150.00 (the "Purchase Price"), subject to adjustment. The Purchase Price shall be paid in cash. The description and terms of the Rights are set forth in a Rights Agreement between the Company and LaSalle National Bank, as Rights agent, a copy of which was annexed to the Current Report on Form 8-K filed by the Company on August 25, 1998. The relative rights and preferences of the Series B Shares are as set forth in the Registration Statement on Form 8-A filed by the Company on August 25, 1998.

         During the nine month period ended September 30, 1998, the Company issued the following securities without registration under the Securities Act of 1933, as amended.

         From February 12, 1998 to September 15, 1998, the Company issued 237,497 shares of common stock upon the exercise of warrants not covered by a registration statement. The Company received aggregate proceeds of approximately $1,089,164 upon the exercise of such warrants. All such issuances of common stock were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K.)

                                                                                                   Incorporation by
    Exhibit                                                                                          Reference (if
    Number                         Description of Documents                                           applicable)
    ------                         ------------------------                                           -----------
     3.1         Articles of Incorporation ...........................................................    +

     3.2         ByLaws ..............................................................................    +

     4.1         Indenture, dated April 14, 1998 by and between the Company and LaSalle National Bank, as Trustee ...............................................  ++++++

     4.2         Rights Agreement, dated August 20, 1998 by and between the
                 Company and LaSalle National Bank, as the Rights Agent ..............................  +++++++

     10.1        Agreement with Americorp Financial, Inc. re: Leasing Services,                           +
                 dated March 22, 1995 ................................................................

    10.1.1       Amendment, dated September 16, 1996, to Agreement with
                 Americorp Financial, Inc. ...........................................................   +++

    10.2         Intentionally Omitted ...............................................................

    10.3         Intentionally Omitted ...............................................................

    10.4         Intentionally Omitted ...............................................................

    10.5         Intentionally Omitted ...............................................................

    10.6         Intentionally Omitted ...............................................................

    10.7         Intentionally Omitted ...............................................................

    10.8         Intentionally Omitted ...............................................................

    10.9         Intentionally Omitted ...............................................................

    10.10        Intentionally Omitted ...............................................................

    10.11        Intentionally Omitted ...............................................................

    10.12        Intentionally Omitted ...............................................................

    10.13        Pump Contract with Chartwell Home Therapies, dated November
                 22, 1993 ............................................................................    +

    10.14        Sales Agreement with Pharmacy Corporation of America, dated                              +
                 March 17, 1995 ......................................................................

    10.15        Sales & Marketing Agreement with Alpha Group, dated November 6,
                 1995 ................................................................................    +

    10.16        Intentionally Omitted ...............................................................

    10.17        Intentionally Omitted ...............................................................

    10.18        Intentionally Omitted ...............................................................

    10.19        Intentionally Omitted ...............................................................

    10.20        Intentionally Omitted ...............................................................

    10.21        Intentionally Omitted ...............................................................

    10.22        Intentionally Omitted ...............................................................

    10.23        Intentionally Omitted ..............................................................

    10.24        Intentionally Omitted ..............................................................

    10.25        Intentionally Omitted ..............................................................

    10.26        Stock Option Plan ..................................................................      +

    10.27        Lease for Real Property located at 5601 West Howard, Niles, Illinois,
                 dated as of May 31, 1994 ...........................................................      +

    10.27.1      Amendment, dated October 30, 1996 to Lease for Real Property located at
                 5601 West Howard, Niles, Illinois ..................................................      +++

    10.28.1      Employment Agreement for K. Shan Padda .............................................

    10.29        Intentionally Omitted ..............................................................

    10.30        Asset Purchase Agreement, dated February 25, 1997, by and among Sabratek
                 Corporation; Rocap, Inc. and Elliot Mandell ........................................      ++

    10.31.1      Employment Agreement for Stephen L. Holden .........................................

    10.32        Employment Agreement for Elliot Mandell ............................................      ++

    10.33        Lease Agreement for property located at 11 Sixth Road, Woburn, Massachusetts,
                 dated February 1, 1997 .............................................................      ++++

    10.34        Lease Agreement for property located at 5 Constitution Way, Woburn,
                 Massachusetts, dated June 26, 1995 .................................................      ++++

    10.35        Lease Agreement for property located at 1629 Prime Court, Suite 100, Orlando,
                 Florida, dated March 11, 1997 ......................................................      +++++

    10.36        Lease Agreement for property located at 8350 Parkline Blvd., Orlando, Florida,
                 dated June 18, 1998 ................................................................      ++++++++

    10.37        Credit Agreement, dated as of March 26, 1997, by and between the Company
                 as Borrower and LaSalle National Bank (formerly known as LaSalle Bank NI) as Lender       ++++++

    10.38        Long Term Incentive Compensation Plan ..............................................

    10.39        Lease Agreement for property located at 8111 N. St. Louis, Skokie, Illinois, dated May 15, 1998. ................................................................

    11.1         Statement Re Computation of Per Share Earnings .....................................

    27           Financial Data Schedule ............................................................

-------------------

+ Incorporated by reference to the Company's Registration Statement on Form S-1, declared effective by the Commission on June 21, 1996 (File No. 333-3866).

++ Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on March 11, 1997.

+++ Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission of March 31, 1997.

++++ Incorporated by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on April 4, 1997.

+++++ Incorporated by reference to the Company's Quarterly Report on Form 10Q for the quarter ended March 31, 1997 filed with the Commission on May 15, 1997

++++++ Incorporated by reference to the Company's Registration Statement on Form S-3 declared effective by the Commission on July 14, 1998.

+++++++ Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on August 25, 1998.

++++++++ Incorporated by reference to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1998 filed with the Commission on August 14, 1998.


(b)       Reports on Form 8-K

          The Company filed a Current Report on Form 8-K on August 25, 1998 announcing the adoption of a Rights Plan.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SABRATEK CORPORATION



Date:  November 12, 1998          By:      /s/ K. Shan Padda
                                           ------------------------------------
                                           K. Shan Padda
                                           Chairman and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.



Date:  November 12, 1998          By:      /s/ Paul S. Jurewicz
                                           ------------------------------------
                                           Paul S. Jurewicz
                                           Principal Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the chief accounting officer of the registrant.



Date:  November 12, 1998          By:      /s/ Scott Skooglund
                                           ------------------------------------
                                           Scott Skooglund
                                           Chief Accounting Officer