Form 10-K
period 1998-12-31
SABRATEK CORP
filed 1999-03-26
CIK 1012480

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

COMMISSION FILE NUMBER 1-11831

                              SABRATEK CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                        36-3700639
       (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                         Identification No.)
8111 NORTH ST. LOUIS AVENUE, SKOKIE, ILLINOIS                        60076
  (address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (847) 720-2400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                (TITLE OF CLASS)
                          Common Stock, $.01 Par Value

                                (TITLE OF CLASS)
                    Series B Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X      No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock, par value $.01 per share, held by non-affiliates based upon the reported last sale price of the common stock on March 17, 1999 was approximately $132,944,333.25.

     As of March 17, 1999, there were 9,875,584 shares of common stock, par value $.01 per share, outstanding.

     The Index to Exhibits appears on page 47.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive 1999 Proxy Statement which will be filed pursuant to Regulation 14A is incorporated by reference into Part III of this Annual Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SABRATEK CORPORATION
                          1998 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                       PART I
Item 1.     Business....................................................      1
Item 2.     Properties..................................................     16
Item 3.     Legal Proceedings...........................................     17
Item 4.     Submission of Matters to a Vote of Security Holders.........     17

                                      PART II
Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters.........................................     18
Item 6.     Selected Financial Data.....................................     19
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     20
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................     25
Item 8.     Financial Statements and Supplementary Data.................     26
Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................     44

                                      PART III
Item 10.    Directors and Executive Officers of the Registrant..........     44
Item 11.    Executive Compensation......................................     44
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     44
Item 13.    Certain Relationships and Related Transactions..............     44

                                      PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................     45

     The following trademarks and service marks appear in this Annual Report:
SABRATEK(R) and its logo, AutoRamp(R), HOMERUN(R), Seamless Delivery System(R), PumpMaster(R), MediVIEW(R), Sabraset(R), SabSil(R), TCS Total Compliance System(TM), VHR Virtual Hospital Room(TM), Communicator(TM), Sabratek(TM) (without logo), 6060 Epidural(TM) and Epidural(TM). Sabratek also has received a foreign trademark registration for the name SABRATEK(R) and its logo in Japan. Unitron Medical Communications, Inc. has filed a trademark application for the term MOON(TM). Stat-Site(R) is a registered trademark of GDS Technology, Inc.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Sabratek develops, produces and markets technologically-advanced, user-friendly and cost-effective therapeutic and diagnostic medical systems designed specifically to meet the unique needs of the alternate-site health care market. Sabratek's multi-therapy infusion and other devices and data management systems incorporate advanced communications technology which is designed to reduce provider operating costs while maintaining the integrity and quality of care. Sabratek's proprietary health care information system provides remote programming as well as real-time diagnostic and therapeutic data capture capabilities, allowing caregivers to monitor patient compliance more effectively and allowing providers to develop outcome analyses and optimal clinical protocols. Sabratek has designed its integrated hardware and software system to permit health care providers to achieve cost-effective movement of patients along the continuum of alternate-site health care settings.

     Sabratek has begun to expand its product line beyond infusion therapy to become a leading developer and marketer of a variety of interactive therapeutic and diagnostic medical systems for the delivery of high-quality, cost-effective health care in alternate sites. Sabratek believes that its current and future products and related software facilitate the ability of alternate-site providers to create a "virtual" hospital room, thereby affording the delivery of a wide range of care previously provided primarily in an acute-care setting. The majority of Sabratek's revenues have historically been derived from the sale of its multi-therapy infusion pumps and related disposable supplies. Since August, 1996, Sabratek has commercially introduced MediVIEW, PumpMaster, pre-filled saline and heparin flush syringe products which further Sabratek's strategy of creating a virtual hospital room. Sabratek has also introduced StatSite, the point of care diagnostic testing device and related disposable test cards it licenses from GDS Technology, Inc., and the continuous, real-time monitoring and reporting software which is a component of MOON (Medically Oriented Operating Network) which Sabratek licenses from Unitron Medical Communications, Inc.

RECENT DEVELOPMENTS

     On November 24, 1998, Sabratek announced that it had suspended distribution of its Rocap pre-filled flush syringe product line. Sabratek also announced that it would submit new 510(k) applications to the United States Food and Drug Administration (the "FDA") for the Rocap pre-filled flush syringe products and that new management was in place at Rocap for both operations and regulatory affairs. Sabratek has submitted the new 510(k) applications, but they have not been cleared by the FDA to date. Sabratek will not be able to resume distribution of its Rocap product line until its 510(k) applications are cleared and other issues relating to its production processes previously noted by the FDA are resolved. Sabratek can give no assurances as to when the FDA clearances and resolution will be obtained. Although Sabratek continues to believe that it will be allowed to resume distribution of its Rocap product line, in the event that there are substantial delays in obtaining, or it is unable to obtain, the required FDA clearances and resolution, Sabratek could incur a material write down of assets and its future profitability could be materially affected.

     In August, 1998, Sabratek designated the relative rights and preferences of a new Class of Series B Preferred Stock and adopted a Shareholder Rights Plan. Pursuant to such Plan, Sabratek's Board of Directors declared a dividend of one right for each share of Sabratek's common stock outstanding on September 4, 1998. Each right gives the holder thereof the opportunity to purchase one one-hundredth of one share of Sabratek's new authorized Series B Preferred Stock at a price of $150 (as adjusted from time to time) upon the occurrences of events specified in the Plan. The Plan can be rescinded at the discretion of Sabratek's Board of Directors.

     Sabratek was served with a complaint on January 27, 1999, alleging that Sabratek and seven officers and former officers violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as more fully described in Item 3 "Legal Proceedings."

     In April, 1998, Sabratek sold in an institutional private placement, 6% convertible Notes in an aggregate principal amount of $85,000,000, as more fully described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     The alternate-site health care industry, which includes the delivery of skilled nursing services, intravenous infusion, respiratory therapy, physical therapy and pharmaceutical therapies in the home, long-term care facilities, physicians' offices and outpatient centers, has grown significantly during the past decade. According to a report entitled "National Health Expenditure Projections, 1994-2005" published in the summer of 1995 by Health Care Finance Administration of the United States Department of Health and Human Services ("HCFA"), total expenditures for home health care, which constitutes a significant component of alternate-site health care, increased from approximately $11.1 billion in 1990 to approximately $24.2 billion in 1994 and is projected to reach $45.9 billion in 2000. Since the early 1980s, the provision of acute and chronic care for serious illnesses outside the hospital has been recognized as a critical component of health care cost containment because the delivery of various therapies in an alternate-site setting is more cost-effective than the delivery of these same therapies in an acute-care hospital setting. Sabratek believes that the alternate-site health care industry will continue to benefit from cost-containment measures which governmental and private payors have employed to reduce hospital admissions and length of stays in hospitals. Sabratek believes that these cost-containment measures will continue the increase in the use of alternate-site health care due to its significantly lower cost when compared to similar care provided in traditional acute health care settings. In addition to cost savings, the alternate-site health care industry should continue to benefit from advances in medical technology which have facilitated the provision of sophisticated care outside the hospital. Many disease states, including pulmonary diseases, neurological conditions, infectious diseases, digestive disorders, AIDS-related symptoms, various forms of cancer and related medical conditions including pain and nausea, are now being treated in alternate-site settings, including the home. Growth in alternate-site health care has also been facilitated by the increased acceptance of alternate-site health care by physicians, caregivers and patients. The American Medical Association Council on Scientific Affairs and the American Medical Association Council on Medical Education have recommended that training in the principles and practice of home health care be incorporated into the undergraduate, graduate and continuing education of physicians. Also contributing to the growth of the alternate-site health care industry is the increase in the over-65 population, which has a higher incidence of illness and disability.

     A significant component of alternate-site health care is infusion therapy, which involves the administration of fluid intravenously at a regulated rate and volume. Alternate-site infusion therapy has historically been the fastest growing segment of the alternate-site health care market. Infusion therapy is used in a wide range of applications including nutrition therapy, pain management, delivery of antibiotics, pregnancy and obstetrical therapies, chemotherapy, cardiovascular therapy and immunosuppressive therapy. These therapies generally require the use of specialized infusion pumps to deliver precise dosages of fluids including nutrients, parenteral solutions, anti-infectives, chemotherapeutic agents, narcotic analgesics and a variety of other drugs.

     Due to the shift by managed care payors toward capitated payment arrangements, providers of infusion therapy are being forced to reduce costs to maintain profitability, while at the same time maintaining the quality of care. The costs associated with providing infusion therapy are composed of three general components: capital equipment, supplies and labor. Traditionally, providers of infusion therapy needed to purchase multiple types of infusion pumps and related back-up inventory because most pumps delivered only one type of therapy. The need to purchase several single therapy pumps also resulted in increased labor training costs because of the need to train caregivers in multiple programming protocols. The delivery of infusion therapy requires a substantial amount of non-clinical nursing time. We believe that reducing the labor costs associated with delivering infusion therapy is critical for alternate-site health care providers to achieve operating efficiencies. According to a 1992 study of the home infusion therapy industry published by The National Alliance for Infusion Therapy (the "NAIT Study"), nurses spent an average of 3.1 hours per home visit, of which approximately 64 minutes, or 35%, was spent traveling to and from the patient's home, 56 minutes, or 30%, was spent documenting clinical observations as well as coordinating care and the balance was spent on tasks performed during personal contact with the patient, including documentation. The NAIT Study also shows that training is required for patients not only at the start of therapy but also over time as the therapy of an individual patient changes. The NAIT Study indicates that during these home visits, a significant amount of nursing time is required to ensure that patients are complying with the prescribed therapy. Compliance is important since it can prevent patients from having to re-enter the costly hospital setting thereby generating unnecessary incremental expenses and health risks as a result of failure to adhere to their prescribed therapies, whether intentionally or unintentionally. We believe that products and technology which reduce the cost of providing infusion therapy, especially the labor component, will be attractive to health care payors and providers in general and providers of infusion therapy in particular.

PRODUCTS AND SERVICES

     SABRATEK'S SEAMLESS DELIVERY SYSTEM. Sabratek's software-based infusion devices, related interactive information system and pump testing device are designed to provide both health care professionals and patients with ease of use and a smooth transition throughout the health care delivery spectrum. Sabratek's SEAMLESS DELIVERY SYSTEM product design is Sabratek's strategic response to the need to achieve cost-effective movement of patients from a hospital setting to an alternate-site setting, and among the various stages in alternate-site care, from sub-acute to home care, with maximum ease of transition. The SEAMLESS DELIVERY SYSTEM maximizes the similarities between Sabratek's stationary and ambulatory infusion devices and is intended to allow both patients and health care providers to use both types of infusion devices interchangeably, as the specific setting or therapy dictates, and with greater ease. This ability reduces the amount of time health care professionals must spend training on multiple operating systems as well as administering and monitoring therapies. In addition, Sabratek's infusion devices have the flexibility to provide multiple therapies which allows providers to minimize their equipment inventories. Sabratek's infusion devices intravenously deliver therapeutic agents to address treatments for a wide variety of conditions, including, among others, antibiotic therapy for viral or bacterial infections, chemotherapy for cancer, pain management for chronic pain, clotting agents for hemophilia and various therapies for pregnancy and obstetrics. Sabratek has received 510(k) approval for a 4040 Stationary Pump designed for the acute-care setting.

     The following table summarizes information with respect to Sabratek's products and services:

           PRODUCT                        DESCRIPTION                        STATUS
           -------                        -----------                        ------
INFUSION PUMPS
  3030 Stationary Pump.......    Stationary, multi-therapy        Commercially available since
                                 infusion device                  1992(1)(2)(3)
  6060 Ambulatory Pump.......    Ambulatory, multi-therapy        Commercially available since
                                 infusion device                  1995(1)(2)(4)

           PRODUCT                        DESCRIPTION                        STATUS
           -------                        -----------                        ------
INFUSION SUPPLIES
  3030 Infusion Sets.........    Non-proprietary, disposable      Commercially available since
                                 tubing sets for use with 3030    1992
                                 Stationary Pump
  6060 Infusion Sets.........    Proprietary, disposable          Commercially available since
                                 tubing sets for use with 6060    1995(1)(2)(3)
                                 Ambulatory Pump
  Pre-filled Syringe
     Products................    Pre-filled I.V. tubing flush     Commercially available since
                                 syringes                         1996(2); commercial
                                                                  distribution has been halted
                                                                  pending receipt of 510(k)
                                                                  clearance
INTERACTIVE PROGRAMMING AND MONITORING SOFTWARE
  MediVIEW...................    Proprietary, PC-based            Commercially available since
                                 software that allows remote      1996
                                 and real-time programming,
                                 monitoring, data capture and
                                 reporting
AUTOMATIC DIAGNOSTIC TESTING DEVICE
  PumpMaster.................    Proprietary, portable,           Commercially available since
                                 automatic diagnostic device      1996(2)
                                 for the testing of Sabratek
                                 infusion pumps
MONITORING DEVICES
WHOLE BLOOD MONITOR
  Stat-Site System and
     related disposables.....    Provides point-of-care           Licensed from GDS;
                                 results from a single drop of    Commercially available since
                                 blood                            1992
VITAL SIGNS MONITOR
  APM (Ambulatory Patient
     Monitor) 2000...........    Ambulatory instrument that       510(k) clearance received;
                                 measures heart and               date of commercial
                                 respiratory rates,               distribution not yet
                                 temperature, and pulse           determined
                                 oxymetry
BASE STATION COMMUNICATIONS DEVICE
  VHR Communicator...........    Smart communications device      510(k) clearance received;
                                 which (a) receives and           date of commercial
                                 interprets data from IV          distribution not yet
                                 pumps, vital signs monitors,     determined
                                 blood-testing devices and
                                 other devices and (b)
                                 transmits the patient data to
                                 a remote database which is
                                 accessible by the patient's
                                 health care providers

           PRODUCT                        DESCRIPTION                        STATUS
           -------                        -----------                        ------
INFORMATION SYSTEMS
CLINICAL PATIENT INFORMATION MANAGEMENT SYSTEM
  MOON (Medically Oriented
     Operating Network)......    A wide area network that         Licensed from Unitron
                                 electronically links multiple
                                 health care locations,
                                 creating secure Electronic
                                 Medical Records through its
                                 intranet
  HealthMagic, Inc...........    Developer of innovative          Acquired rights to
                                 information management tools     HealthMagic's software
                                 that feature intranet            applications and related
                                 technology which allows          documentation in November,
                                 medical staff personnel          1998
                                 access to key medical
                                 information regardless of
                                 their location through the
                                 use of (a) a web-based
                                 application system; (b) a
                                 system designed to assist in
                                 the development of
                                 personalized patient care
                                 plans and on-line patient
                                 educational materials; and
                                 (c) a self-managed healthcare
                                 record which enables
                                 consumers to track and input
                                 key medical information
CONSULTING AND UTILIZATION REVIEW SERVICES
  CMS Healthcare, Inc........    Physician-based utilization      Acquired in July, 1998
                                 review and utilization
                                 management services,
                                 primarily for the behavioral
                                 health sector and consulting
                                 services to assist health
                                 plans assess benefit
                                 coverages, fee schedules and
                                 network access

-------------------------
(1) Patent(s) issued in the United States.

(2) United States and/or foreign patents pending.

(3) Foreign patent issued.

(4) U.S. patent allowed.

     SABRATEK 3030 -- STATIONARY MULTI-THERAPY INFUSION PUMP. Sabratek's 3030 Stationary Pump is an electromechanical, volumetric infusion device that is able to deliver a wide variety of infusion therapies including, among others, chemotherapy, antibiotics, circadian rhythms and total parenteral nutrition under three standard and one custom delivery modes. The 3030 Stationary Pump incorporates multiple language capabilities, remote communications and pre-programming capabilities, a state-of-the-art ergonomic design and a relatively easy-to-learn programming format. The 3030 Stationary Pump operates with leading brands of disposable tubing as well as Sabratek's own line of non-proprietary disposable tubing. The 3030 Stationary Pump has the ability to work in conjunction with the MediVIEW software.

     SABRATEK 6060/HOMERUN -- AMBULATORY MULTI-THERAPY INFUSION PUMP. Sabratek's 6060 Ambulatory Pump weighs approximately 13 ounces and can be worn discreetly by a patient. The 6060 Ambulatory Pump was designed as a complementary product to the 3030 Stationary Pump and, when combined with the use of the 3030 Stationary Pump, provides a seamless transition between the bed and an ambulatory state, or vice versa, with minimal additional training. The 6060 Ambulatory Pump has delivery capabilities and a programming format that are similar to the 3030 Stationary Pump, with the addition of a pre-programmed capability to deliver pain management infusion therapy. The 6060 Ambulatory Pump also has the ability to work in conjunction with the MediVIEW software and utilizes a proprietary disposable tubing set.

     DISPOSABLE INFUSION SUPPLIES. Sabratek sells non-proprietary disposable tubing sets for use with the 3030 Stationary Pump and proprietary disposable tubing sets for use exclusively with the 6060 Ambulatory Pump. Through its Rocap operation, Sabratek offers pre-filled syringe products. The pre-filled syringe products serve as a flush for the infusion therapy tubes.

     MEDIVIEW -- REMOTE PROGRAMMING, MONITORING AND DATA CAPTURE AND REPORTING SOFTWARE SYSTEM. MediVIEW is a proprietary software system designed to allow providers to program and monitor Sabratek's infusion pumps and capture data for reporting and clinical purposes from remote locations over standard telephone lines. Sabratek has designed MediVIEW to enable alternate-site health care providers using the 3030 Stationary Pump and 6060 Ambulatory Pump combined with MediVIEW to: (a) remotely monitor and program Sabratek's pumps on a real-time basis, (b) receive instantaneous notification of alarm activation and immediately respond from the provider's physical location, (c) automatically record and "package" data regarding the outcomes of actual therapy courses for specific case management and clinical as well as administrative/reimbursement purposes, and (d) develop a proprietary clinical protocol and outcomes database useful to managed care providers. In addition, patients who receive therapy on Sabratek's infusion products should derive greater comfort because their providers will be able to monitor their therapies on a real-time basis. The first release of MediVIEW became commercially available in the third quarter of 1996.

     PUMPMASTER -- PORTABLE, AUTOMATIC DIAGNOSTIC DEVICE FOR THE TESTING OF SABRATEK INFUSION PUMPS. The PumpMaster is a portable device designed to enable providers to perform on-site diagnostic tests on Sabratek's infusion devices. Suggested standards adopted by the Joint Commission for the Accreditation of Healthcare Organizations ("JCAHO"), an industry group which promulgates standards relating to the provision of alternate-site health care, require the performance of every infusion pump to be re-certified on the earlier of the date on which the pump is provided to a new patient for their use or the date which is 12 months from the date of the last certification. Sabratek believes that it is not cost-efficient for providers to maintain in-house bio-medical engineering resources on a branch level to perform pump re-certification. Instead, providers typically ship their pumps for remote-site testing and, as a result, are required to maintain costly back-up pump inventory. The PumpMaster is intended to obviate incremental capital expenditure outlays as well as eliminate the cost of outside infusion pump testing. The PumpMaster is designed to conduct automatically, in approximately ten minutes, all tests typically performed as part of JCAHO re-certification. PumpMaster became commercially available in the fourth quarter of 1996.

MONITORING DEVICES

WHOLE BLOOD MONITORING SYSTEM

     STAT-SITE SYSTEM. In August, 1997, Sabratek entered into a licensing agreement with GDS Technology, Inc., a privately held company which has developed the Stat-Site System. (See "Strategic Partnerships" for more detail on Sabratek's relationship with GDS). The Stat-Site System is a portable, hand-held, multi-analyte system which provides accurate and immediate point-of-care diagnostic blood testing. Designed to be simple and user friendly, the Stat-Site System is intended to be used by patients without assistance from their health care professionals. The Stat-Site System is composed of a hand-held reflectance photometer and dry reagent test cards for different analytes/tests. To operate, a patient loads the appropriate test card into the hand-held Stat-Site analyzer and applies a drop of whole blood directly to the card. The patented, multi-layered membrane automatically separates blood cells from the whole blood sample and delivers immediate, laboratory quality, plasma-equivalent results to the patient within two to three minutes permitting immediate initiation of appropriate therapy. This system represents an alternative to traditional laboratories, which may take hours or even days to process the tests, for home healthcare, as well as physician offices, hospital emergency rooms and intensive care units, outpatient clinics and other remote healthcare facilities. In addition to the benefits associated with speed and convenience, another advantage of the Stat-Site System is that it is the only point of care system that allows multiple specialized quantitative tests focused on measuring a single blood level. Competitive systems either (a) require more comprehensive testing consistent with a complete blood work-up or (b) allow single testing, but only on a qualitative basis.

     The Stat-Site System currently has 510(k) approved tests commercially available in the US for blood ketone and blood glucose, for diabetes; hemoglobin, for testing anemia; and acetaminophen, for detecting acetaminophen overdose which may lead to permanent liver damage. One additional test is currently marketed internationally for bilirubin, for the diagnosis and monitoring of neonatal hyperbilirubinemia. The Stat-Site System utilizes a unique blood separation technology which enables the expeditious development of new tests, generally 6-9 months versus 18-36 months for competitive systems. Test cards are disposable and designed for a safe, individual, one-time use. The system has been commercially available since 1992. The system has a communications port which will allow connectivity to Sabratek's VHR Communicator base station. This will enable results to be transmitted electronically to providers for immediate review to adjust treatment or to address a potentially acute episode. The information will also be stored in the patient's electronic medical record through the MOON system. Sabratek can give no assurance as to the extent to which Stat-Site will gain market acceptance.

VITAL SIGNS MONITOR

     APM (AMBULATORY PATIENT MONITOR) 2000. Sabratek's vital signs monitor monitors a patient's core body temperature, heart rate, pulse, pulse oximetry, respiratory rate, among other vital signs. Like Sabratek's infusion pumps and other monitoring devices, the APM 2000 is small, cost-effective, user-friendly and has remote telecommunications capabilities. Sabratek received 510(k) approval for the APM 2000 in 1998. The APM 2000 has a communications port which allows connectivity to Sabratek's VHR Communicator base station. Like the Stat-Site system, this enables results to be transmitted electronically to providers for immediate review to adjust treatment or to address a potentially acute episode. The information can also be stored in the patient's electronic medical record through the MOON system. Because Sabratek has not begun actively marketing this product, Sabratek cannot predict the extent to which this product will contribute to revenues or income.

BASE STATION COMMUNICATIONS DEVICE

     VHR (VIRTUAL HOSPITAL ROOM) COMMUNICATOR. The base station is an interactive, miniature computer with eight communications ports for a patient/health care provider to plug in the various devices needed to monitor a patient's health. The VHR Communicator is a "smart" device with intelligence which enables it to interpret data. For example, the device will be able to assess whether the received patient data needs to be forwarded to the care team or simply stored for future use. Additionally, the base station can notify caregivers of episodes of non-compliance. In addition to receiving quantitative physiological data, the device has the capability to obtain and store qualitative "quality-of-life" feedback from patients. This is accomplished through the device's screen and keypad which enables interactive patient functions. Sabratek received 510(k) approval for the VHR Communicator in 1998. Because Sabratek has not begun actively marketing this product, Sabratek cannot predict the extent to which this product will contribute to revenues or income.

INFORMATION SYSTEMS

CLINICAL PATIENT MANAGEMENT SYSTEM

     MOON (MEDICALLY ORIENTED OPERATING NETWORK). In July 1997, Sabratek entered into a licensing agreement with Unitron Medical Communications, Inc. doing business as MOON Communications, a privately held company which has developed MOON, a proprietary clinical patient information management network. (See "Strategic Partnerships" for more detail on Sabratek's relationship with Unitron). MOON provides for continuous, real-time monitoring and reporting on clinical patient information from any site, including the patient's home.

     Unlike in an acute care setting, patients in the alternate site health care environment are often not in close physical proximity to their health care providers. As a result, patient information from the point of care is often communicated to the health care provider in a less timely and less complete manner. In addition, physicians generally are less able to monitor the patient, including compliance with prescribed therapy and the management of care delivered by other providers. The goal of MOON is to enable health care providers to more effectively treat higher acuity patients in an alternate site health care setting by maintaining the provider's ability to direct the patient's care, monitor compliance with prescribed therapies and have access to timely clinical information. MOON is designed to enable the provider to reduce the need for on-site visits without compromising the quality of patient care.

     MOON allows caregivers to input patient information into a data repository which is immediately available to other providers, including physicians. Sabratek's interactive medical devices will transmit patient information directly to MOON without human interaction. The immediate availability of patient information is a significant improvement over the current paper-based reporting system which often lags two or more weeks behind the initial collection of the information. MOON allows providers immediate access to patient information. Additionally, the individual health care provider tracking information is useful to payors and the agencies/companies managing the provider. Sabratek intends to combine its proprietary MediVIEW medical device management and telemedicine software with MOON. MOON is currently in operation in the Tampa Bay market, with a market-by-market rollout expected to be launched in 1999. Because Sabratek has not begun actively marketing this product, Sabratek cannot predict the extent to which this product will contribute to revenues or income.

     HEALTHMAGIC, INC. Sabratek entered into a Software License and Marketing Agreement with HealthMagic, Inc. in November, 1998. HealthMagic is a developer of innovative information management tools that feature intranet technology which provides medical staff personnel access to key medical information regardless of their location. HealthMagic has developed several software applications including: (a) a web-based application that enables homecare companies to mass distribute all of their policies, procedures and legal requirements; (b) a system designed for individual homecare agencies or a large network of agencies, assisting in the development of personalized patient care plans and on-line patient educational materials and (c) a self-managed healthcare record which enables consumers to track, input key information and manage all of their healthcare interactions.

CONSULTING AND UTILIZATION REVIEW SERVICES

     CMS HEALTHCARE, INC. Sabratek acquired CMS Healthcare, Inc. in July 1998. CMS Healthcare is a consulting company that focuses on the provision of utilization review and utilization management services, primarily for the behavioral health sector. These utilization review services include the review of plans of care, peer-to-peer review, and the review of care provided for the determination of medical necessity as part of the claim approval process.

     CMS Healthcare also provides traditional consulting services particularly in assisting health plans to assess benefit coverages, fee schedules and network access. These consulting services have primarily focused on behavioral health although CMS Healthcare is expanding its service offering to other disciplines. CMS Healthcare also provides quality review services which assist health plans in assessing and documenting quality of care, including patient and provider satisfaction. These reviews are conducted using focus groups and data collection and review.

     CMS Healthcare's customer base totals approximately 35 clients. The services are provided on a fee for service basis although Sabratek has been exploring opportunities to participate in capitated agreements.

STRATEGIC PARTNERSHIPS

     UNITRON MEDICAL COMMUNICATIONS, INC. DOING BUSINESS AS MOON
COMMUNICATIONS. In July, 1997, Sabratek entered into a licensing agreement with Unitron Medical Communications, Inc. doing business as MOON Communications, a privately held company which has developed MOON, a proprietary clinical patient information management network which is more fully described in the Information Systems section of this Business section. Under the terms of this agreement, Sabratek has paid Unitron $7 million for a 15-year technology license for use of the continuous, real-time monitoring and reporting software which is a component of MOON. Sabratek also entered into an option agreement with MOON Communications stockholders which, as renegotiated in January, 1999, gives Sabratek the right to purchase MOON Communications for approximately $14.8 million on or before July 15, 1999. Under some circumstances, MOON Communications stockholders have the right to induce the purchase after July 15, 1999. Further, in January 1998, Sabratek entered into an Exclusive Sales and Marketing Agreement with Unitron, whereby Sabratek acquired certain rights to access Unitron's customer database in exchange for the payment of an aggregate of $2.7 million by Sabratek over the course of 1998. In addition, in October, 1998, Sabratek entered into a Standby Senior Credit Facility with MOON whereby Sabratek, at its sole discretion, may lend up to $10 million at an interest rate of 8% per annum.

     GDS. In August, 1997, Sabratek entered into a supply and distribution agreement with GDS Technology, Inc., a privately held medical device company. Under the terms of this agreement, as amended, Sabratek has paid GDS $6.5 million for the 10-year exclusive rights to diagnostic products, including the GDS Stat-Site point of care diagnostic testing device and related disposable tests for use in the alternate site health care market. Sabratek also entered into an option agreement with the GDS stockholders which gives Sabratek the right to purchase the assets or the outstanding common stock of GDS for approximately $5 million based on 1998 operating results of GDS. The GDS stockholders have the right, exercisable no earlier than the second quarter of 1999, to require Sabratek to purchase their shares of GDS. GDS manufactures bulk and specific enzymes and reagents for the diagnostic testing industry, as well as Stat-Site, a unique test system for the point of care market. GDS has 510(k) approval for its Stat-Site device and a limited number of tests. The Stat-Site system provides immediate availability of critical information which can be used for diagnosis or monitoring the efficacy of a patient's drug therapy. For numerous disease states, this information is important to determine the regimen of care.

     Sabratek intends to integrate the GDS Stat-Site system and the data that it provides with its other medical devices as part of the virtual hospital room to enhance its capabilities to serve the alternate-site health care market.

     COLLABORATIONS IN HEALTHCARE, LLC. Collaborations in Healthcare, LLC provides consulting services for supply chain management for integrated delivery networks. In November, 1998, Sabratek entered into a Standby Senior Credit Facility, which matures on November 23, 2001, with Collaborations in Healthcare, LLC whereby Sabratek may lend up to $4 million at an interest rate of 8% per annum. The parties also entered into a Unit Option Agreement whereby Sabratek will have a five year option to purchase Collaborations in Healthcare, LLC on or before November 23, 2003. The purchase price under the Unit Option Agreement will be up to $4 million plus an earnout based upon a multiple of earnings of Collaborations in Healthcare, LLC for the period between July 1999 and December 1999, with a maximum earnout of $15 million.

     HEALTHMAGIC, INC. In November, 1998, Sabratek entered into a Software License and Marketing Agreement with HealthMagic, Inc., a developer of innovative management tools that feature intranet technology, which provides medical staff access to key medical information regardless of their location. Under the terms of the Agreement, Sabratek has paid a license fee of $10 million for the exclusive rights of certain software applications and related documentation. The Agreement has a stated term of 99 years, however, the license fee will be amortized over the economic life of the software. In addition, Sabratek received a Stock Purchase Warrant from HealthMagic for 448,057 shares, representing 11.11% of the issued and outstanding common stock of HealthMagic, at an exercise price of $11.15. The warrant expires November 18, 2005.

ACQUISITIONS

     CMS HEALTHCARE. In July 1998, Sabratek purchased all of the outstanding common stock of CMS Healthcare, which provides utilization review and utilization management services, for $160,000 in cash. In addition, the stockholders of CMS Healthcare are entitled to an earnout based upon a multiple of earnings of CMS Healthcare for the period between July 1999 and December 1999.

SALES AND MARKETING

     Sabratek sells its products to a diverse group of customers in the alternate-site health care industry including sub-acute skilled nursing care facilities, pharmacy providers, home health care providers, physicians' offices, clinics, surgery centers and long-term care facilities. This group of customers ranges in size from national and regional chains to local independent operators. Sabratek's products are also sold to hospitals, particularly for pain management and I.V. line flushing. Key decision makers include nursing, pharmacy, purchasing and bio-medical departments, as well as physicians.

     As of December 31, 1998, Sabratek's domestic sales force consisted of 38 direct sales professionals, 14 clinical support staff members and 3 full-time sales consultants who work closely with a network of domestic distributors each of whom covers an exclusive geographic territory. In limited geographic areas, the distributors are directly involved in sales and implementation; in others, the distributors act as support to the new client implementation process. Sabratek's distributors have been selected for their experience in and focus on the infusion therapy market, coverage of specific geographical areas, product sales support and regional dominance. Sabratek's sales management team trains the sales personnel of each of the distributors and provides them with all product information and other relevant field literature. In addition, Sabratek's direct sales representatives sell and coordinate and manage national account activity. Sabratek's marketing and sales efforts are supported by telemarketing, direct mailing, product and clinical inservicing, advertising in trade journals, new product literature and attendance at trade shows. Sabratek believes that its existing sales force and distribution network provide the necessary infrastructure to market its current products and those under development.

     Sabratek has also entered into distribution agreements with distributors in South America, Europe, the Middle East, Asia and Africa. For the year ended December 31, 1998, international sales accounted for approximately 4% of Sabratek's total sales. For the year ended December 31, 1997, international sales accounted for approximately 3% of Sabratek's total sales. For the year ended December 31, 1996, international sales accounted for approximately 9% of Sabratek's total sales. Sabratek perceives the international marketplace as a potential area for future growth. Sabratek has distribution agreements in Japan, Germany, France and the U.K., which it believes are among the largest international markets for infusion systems. Sabratek has received regulatory approval in Japan and currently markets there. Sabratek commenced marketing efforts in EEC countries in July 1998 upon receipt of regulatory approval. Currently, all of Sabratek's international sales are invoiced and paid in U.S. dollars.

     Sabratek has enhanced its domestic sales effort through an affiliation with Americorp Financial, Inc. to provide leasing services to Sabratek's domestic customers. Americorp has licensed the name "Sabratek Credit Corporation" from Sabratek and offers financing for the acquisition of Sabratek products under both capital and operating leases. However, Sabratek can give no assurances that the existing sales force will be adequate to market an expanded product line.

RESEARCH AND DEVELOPMENT

     Sabratek is committed to continued product innovation. For the year ended December 31, 1998, Sabratek invested approximately $2.7 million in research and development. For the year ended December 31, 1997, Sabratek invested approximately $1.8 million in research and development. For the year ended December 31, 1996, Sabratek invested approximately $1.0 million in research and development. Sabratek's research and development effort is supported by a staff of 18 electrical, mechanical, software and chemical engineers who have extensive experience in the design and development of electromechanical infusion therapy devices, other medical instrumentation and software. Sabratek's engineering team closely coordinates its design activities with Sabratek's sales and marketing team. This group solicits extensive pre-design focus group input from constituencies that use or are impacted by the use of Sabratek's products, but who may possess a host of different strategic, economic and other objectives.

     Sabratek's research and development program is focused on both new product development and enhancements of existing products. Sabratek's product development efforts include advancements in infusion therapy, interactive software systems, vital signs monitoring, and device communications and integration.

Sabratek's product development strategy is based on developing product platforms that have the flexibility to be configured to respond to a variety of customer requirements. Sabratek's product enhancement efforts are based on the input received from customers after the initial introduction of its products and focus on addressing customers' needs in a more cost-effective and comprehensive way.

ASSEMBLY AND MANUFACTURING

     Sabratek currently assembles all of its infusion devices at its facility in Skokie, Illinois in an effort to ensure production quality and control its costs. Sabratek outsources the manufacture of some sub-systems used in its infusion systems. In addition, disposable tubing sets sold by Sabratek are manufactured by contract manufacturers. Sabratek believes its mix of in-house assembly and contract manufacturing is the most cost-effective means of producing its products.

     Sabratek's production process for its infusion devices consists of assembling major sub-systems as well as the assembly of both standard and custom components. The standard components can be obtained from a number of sources. The custom components are produced by both Sabratek as well as by sub-contractors and, in all cases, competitive back-up supply sources exist. Sabratek believes that, due to volume discounts, the unit cost of both standard and custom components will decrease as production volumes increase.

     Disposable tubing sets are manufactured to Sabratek's specifications by third parties in a clean room environment under stringent quality control procedures covering assembly, storage and sterilization. Set production consists of the assembly of both standard and custom components. The plastic custom components are manufactured by a sub-contractor using molds supplied by Sabratek. Sabratek uses more than one manufacturer for the production of its disposable tubing sets.

     Sabratek's Rocap operation manufactures pre-filled I.V. tubing flush syringes at its facilities in Woburn, Massachusetts and Orlando, Florida. Competitive back-up sources exist for all of the components used in the production of Rocap's products.

QUALITY ASSURANCE

     Sabratek maintains a comprehensive quality assurance program. The quality assurance program begins with the components and other materials Sabratek purchases from vendors. Vendors are required to supply materials which meet stated specifications. Sabratek monitors vendors' compliance with the stated specifications through a program of on-site surveys, audits and product testing. Sabratek also employs quality assurance procedures during its on-site manufacturing and assembly process in an effort to ensure that finished products meet the standards set by Sabratek. All finished products are tested by Sabratek's separate quality assurance department to ensure that Sabratek maintains its quality standards. Finally, Sabratek maintains a post-sale performance monitoring program.

     Sabratek provides its customers a standard one-year warranty on the 3030 Stationary Pump, the 6060 Ambulatory Pump and the PumpMaster. To provide further product support, Sabratek has established an in-house capability for repair, maintenance and upgrade of its products. The repair and maintenance function utilizes full-time technical personnel as well as on-going support from temporary and production personnel as required to service infusion devices. Sabratek believes the service and maintenance of its infusion devices require minimal manpower due to the modularity of the devices' sub-systems, sound quality control procedures and the service capabilities of distributors.

     As part of its quality program, Sabratek provides its customers with extensive in-service and training in the use of its products. This is provided by both Sabratek's sales force and its distributors.

INTELLECTUAL PROPERTY

     One United States patent and one Australian patent have been issued for the 3030 Stationary Pump. In addition, two foreign patents are pending for the 3030 Stationary Pump. For the 6060 Ambulatory Pump, eight United States patents have been issued. One United States and one German patent have been issued and one Japanese patent has been allowed for the 6060 Infusion Set and United States and foreign patents are pending on this project. Sabratek also has United States and Foreign patents pending for PumpMaster. There are United States patents pending with respect to the pre-filled syringe products, the APM 2000, the VHR Communicator and MediVIEW. Sabratek also requires each of its employees, consultants and advisors to agree in writing to keep its proprietary information confidential and to assign all inventions relating to Sabratek's business to Sabratek. There can be no assurance that any unprotected information will not also be developed by others.

     Sabratek has registered or applied to register the following trademarks:
SABRATEK(R) and its logo, AutoRamp(R), HOMERUN(R), SEAMLESS DELIVERY SYSTEM(R), PumpMaster(R), MediVIEW(R), Sabraset(R), SabSil(R), TCS Total Compliance System(TM), VHR Virtual Hospital Room(TM), Communicator(TM), Sabratek(TM) (without logo), 6060 Epidural(TM) and Epidural(TM). Sabratek has also received a foreign trademark registration for the name SABRATEK(R) and its logo in Japan. Unitron has filed a trademark application for the term MOON(TM) which appears herein. Stat-Site(R), which appears herein, is a registered trademark of GDS Technology, Inc.

COMPETITION

     Sabratek faces substantial competition. At the present time, Sabratek considers its primary competitors to be other marketers of infusion pumps. Sabratek believes there are several major competitors marketing infusion pump devices, including, but not limited to: Abbott Laboratories; Alaris Medical, Inc.; Baxter International Inc.; I-Flow Corp.; B. Braun/McGaw, Inc., an indirect subsidiary of B. Braun Melsungen AG; and SIMS Deltec, a unit of Smiths Industries Medical Systems.

     Despite the greater size and market share of its competitors, Sabratek believes that its products compete favorably against the products offered by its competitors. Sabratek has designed its stationary and ambulatory pump products to offer cost efficient and convenient transferability of training/operational procedures and functions. Unlike manufacturers that offer only a stationary or an ambulatory pump, or offer both but whose products lack operational integration, Sabratek's SEAMLESS DELIVERY SYSTEM(R) product design provides health care providers with product standardization which Sabratek believes to be critical in achieving optimum operating efficiencies. Sabratek believes that its products also compete favorably with the products of larger, more established companies on the basis of other advanced product features.

REIMBURSEMENT

     Sabratek's current products are generally purchased by health care providers who are reimbursed by third-party payors, including indemnity insurance companies, managed care organizations and government agencies. These health care providers recover the cost of purchasing Sabratek's products through reimbursement for services provided using Sabratek's products. A recent trend is for providers to contract for services on a capitated basis. Under those contracts, providers receive a fixed fee for providing service to patients. In those situations, the providers' profit or loss on the contract is dependent upon managing its costs.

     HCFA coordinates a system of reimbursement for outpatient hospital procedures, physician office procedures and devices used in conjunction with such procedures. Under this system, HCFA determines coverage eligibility, issues coverage instructions and assigns billing codes called the HCFA Common Procedures Coding System ("HCPCS") for these procedures and devices under Medicare and Medicaid. HCFA has established HCPCS billing codes for infusion devices. Moreover, the HCPCS system is referenced by most third-party payors, including Medicare and Medicaid, insurance companies and health maintenance organizations, thereby standardizing coverage identification and billing identification across a broad spectrum of payor plans. When the use of FDA-approved infusion devices is prescribed by a physician and determined to be reasonable and necessary in the treatment of illness, this use is generally reimbursable under Medicare and Medicaid. Reimbursement by other third-party payors is dependent upon the coverage provided under the applicable plan.

GOVERNMENT REGULATION

     The medical devices and supplies manufactured and marketed by Sabratek are subject to regulation by the FDA and, in some instances, by state and foreign authorities. Pursuant to the Federal Food Drug and

Cosmetic Act ("FFDCA") and the regulations promulgated thereunder, the FDA regulates the clinical testing, development, manufacture, packaging, labeling, distribution and promotion of medical devices and supplies.

     The FFDCA classifies medical devices intended for human use into three categories, Classes I, II and III, on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Class I devices are required to comply with general controls regarding such matters as labeling, premarket notification and adherence to good manufacturing practice requirements. Class II devices are required to comply with general and special controls regarding such matters as performance standards, postmarket surveillance, patient registries, and FDA guidelines. Generally, Class III devices are those which must receive premarket approval from the FDA to ensure their safety and effectiveness. Examples of Class III devices include life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices. Electronic infusion devices and disposable tubing sets are classified by the FDA as Class II medical devices.

     If a new Class II medical device is substantially equivalent to a medical device already legally marketed in the United States, and the marketed service did not require Class III premarket approval, the FDA requirements may be satisfied through a procedure known as a "510(k) Submission," in which the applicant provides product information supporting its claim of substantial equivalency. "Substantial equivalence" means that a device has the same intended use and the same technological characteristics as the legally marketed device, or the same intended use and different technological characteristics, provided that it can be demonstrated that the device is as safe and effective as the legally marketed device, and does not raise different questions regarding safety and effectiveness.

     Commercial distribution of a device for which a 510(k) Submission is required can begin only after the FDA issues an order finding the device to be substantially equivalent to a legally marketed device. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. This may include a requirement for clinical testing of the device. It generally takes four months from submission to obtain a 510(k) clearance based on average 510(k) review times for the fiscal year 1998, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, in which case a "PMA" or "premarket approval" will be required. Alternatively, the FDA may require additional information before a substantial equivalence determination can be made, in which case data from safety and effectiveness tests, including clinical tests, may be required. The process for preparing and obtaining FDA approval of a PMA is generally much more elaborate, time-consuming and expensive than the process of preparing and obtaining FDA clearance of a 510(k) Submission and would require Sabratek, among other things, to conduct preclinical and clinical trials to demonstrate the safety and effectiveness of the proposed device. A not substantially equivalent determination or a request for additional information could significantly delay the market introduction of new products that fall into this category.

     Sabratek received 510(k) clearance to begin marketing the 3030 Stationary Pump in the United States in May, 1992. Sabratek received 510(k) clearance for the disposable tubing sets for use with the 3030 Stationary Pump in March, 1995. In July, 1994, the FDA cleared the 510(k) Submission for the 6060 Ambulatory Pump and disposable tubing sets for use with the 6060 Ambulatory Pump. In June, 1996, Sabratek received 510(k) clearance for the MediVIEW software system for use with the 3030 Stationary Pump.

     Sabratek believes that its 510(k) clearance for the 6060 Ambulatory Pump covers the MediVIEW software system used with the 6060 Ambulatory Pump such that Sabratek can market the MediVIEW software with the 6060 Ambulatory Pump in the United States. However, there can be no assurance that the FDA would agree with Sabratek's determination. If in the future the FDA concluded that the MediVIEW software system for use with the 6060 Ambulatory Pump required a new 510(k) Submission, the FDA could prohibit Sabratek from marketing the MediVIEW software system for this use until Sabratek files a new 510(k) Submission and obtains clearance from the FDA. The FDA could also take regulatory action against Sabratek for any prior distribution of the MediVIEW software system with the 6060 Ambulatory Pump.

     The PumpMaster is a hardware and software system designed to perform diagnostic tests on Sabratek's infusion pumps. Sabratek has determined that the PumpMaster does not qualify for regulation as a medical device. There can be no assurance that the FDA will agree with Sabratek's determination in this regard. If the FDA were to determine that the PumpMaster is a medical device, it could suspend its commercial distribution until a 510(k) Submission covering the PumpMaster has been filed by Sabratek and cleared by the FDA and other medical device regulatory requirements have been met. The FDA could also take regulatory action against Sabratek based on its prior distribution of the uncleared product.

     The FFDCA requires the filing of a new 510(k) Submission when, among other things, there is a major change or modification in the intended use of the device, or a change or modification, including product enhancements, to a legally marketed device that could significantly affect its safety or effectiveness. A device manufacturer is responsible for making the initial determination as to whether a proposed change to a cleared device or to its intended use necessitates the filing of a new 510(k) Submission. Sabratek has made some enhancements to its currently marketed products without filing 510(k) Submissions. There can be no assurance that the FDA would agree with Sabratek's determinations that these enhancements do not require a 510(k) Submission and would not require 510(k) clearance before further distribution. Likewise, if Sabratek determines that any modifications that it may make to its cleared devices in the future do not require a new 510(k) Submission, there can be no assurance that the FDA would agree with Sabratek's determinations and would not require a new 510(k) Submission for any future modifications made to a cleared device. If the FDA requires Sabratek to file a new 510(k) Submission for any modification to the device, Sabratek may be prohibited from marketing the device as modified until it obtains clearance from the FDA. There can be no assurance that Sabratek will obtain 510(k) clearance on a timely basis, if at all, for any device modification for which it files a future 510(k) Submission. If 510(k) clearance is granted, there can be no assurance that it will not contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use.

     Sabratek's Rocap establishments are registered with the FDA as a device manufacturer, and its products are required to be manufactured according to the Quality System Regulation which imposes process, procedure and documentation requirements upon Sabratek with respect to design, manufacturing and quality assurance activities. Based on the FDA's determination that the Rocap operation's pre-filled flush syringe products are to be regulated as medical devices, the Rocap establishments do not need to maintain their registrations with the FDA as a drug manufacturer and repackager. The products manufactured by Rocap contain components that are purchased from other manufacturers, which have received FDA approvals for the components as drugs. There can be no assurance that the suppliers of these components will be able to maintain their approvals. If such approvals were lost, Sabratek could have to revise pending or resubmit new 510(k) Submissions for the Rocap products and obtain FDA clearance before marketing.

     Sabratek intends to develop new products for the future. Sabratek's new products, including new applications for existing products, may qualify as devices that require FDA 510(k) clearance or PMA prior to marketing. There can be no assurance that market clearance of future products or product applications will be forthcoming in a timely manner, if at all, or that the FDA's clearance or approval of future products or product applications will not contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. If in the future the FDA concludes that current, modified or new products manufactured and distributed by Sabratek require that the products be relabeled, require 510(k) clearance, require new drug approval, or other regulatory approval, the FDA could prohibit Sabratek from manufacturing and/or distributing these products until Sabratek took the necessary regulatory steps, made the necessary submissions and obtained any required clearances or approvals. The FDA could also take regulatory action against Sabratek for the manufacture and/or distribution of such products.

     In October, 1996, Sabratek learned of a defect in a software feature of some of the 6060 Ambulatory Pumps. Sabratek initiated a recall of these units to correct the problem with an upgrade of the software. As recommended by FDA guidelines, Sabratek notified the FDA of the recall and has updated the FDA of the progress of the recall, which is now closed. The FDA reported this recall in the January 15, 1997 issue of the FDA Enforcement Report. The FDA classified Sabratek's recall as a Class II recall, which is defined as a situation in which the use of a violative product may cause temporary or medically reversible adverse health consequences or where the probability of serious adverse health consequences is remote.

     Any products manufactured or distributed by Sabratek for which it has received FDA 510(k) clearances continue to be regulated by the FDA. Device manufacturers are required to register their establishments and list their devices with the FDA, and are subject to periodic inspections by the FDA and certain state agencies. The FFDCA requires devices to be manufactured in compliance with current good manufacturing practices (implemented under the Quality System Regulation). Sabratek believes that its manufacturing and quality assurance procedures substantially conform to the requirements of the Quality System Regulation. However, there can be no assurance that the FDA would concur with Sabratek's determination in this regard or that Sabratek will be able to maintain substantial compliance with the Quality System Regulation.

     In addition, the Medical Device Reporting regulation obligates Sabratek to inform the FDA whenever information reasonably suggests that one of its devices may have caused or contributed to death or serious injury, or that one of its devices has malfunctioned and, if the malfunction were to recur, the device or a similar Sabratek device would be likely to cause or contribute to a death or serious injury. There can be no assurance that the FDA would agree with Sabratek's determinations as to whether particular incidents meet the threshold for Medical Device Reporting.

     Labeling and promotion activities are regulated by the FDA and may be regulated by the Federal Trade Commission. The FDA actively enforces statutes and regulations prohibiting marketing of products for unapproved or uncleared uses.

     If, as a result of FDA inspections, Medical Device Reporting reports or information derived from any other source, the FDA believes Sabratek is not in compliance with the applicable statutory law or regulations, the FDA can: refuse to clear pending 510(k) Submissions until specified conditions; possibly withdraw previously cleared 510(k) Submissions; require notification to users regarding newly found unreasonable risks; request repair, refund or replacement of faulty devices; require corrective advertisements, recalls or marketing suspension; impose civil penalties; or institute legal proceedings to detain or seize products, enjoin future violations, or seek criminal penalties against Sabratek, its officers or employees. Civil penalties for FFDCA violations may be assessed by the FDA in lieu of or in addition to instituting legal action. Civil penalties may range up to $15,000 per violation for violations of the FFDCA, and a maximum of $1,000,000 per proceeding. Civil penalties may not be imposed for good manufacturing practice violations, unless the violations involve a significant or knowing departure from the requirements of the FFDCA or a risk to public health. The FDA provides manufacturers with an opportunity to be heard prior to the assessment of civil penalties. If civil penalties are assessed, judicial review is available.

     Sabratek exports, or intends to export, its 510(k)-cleared products to Europe, Japan and other foreign countries. Exports of products that have market clearance from the FDA in the United States do not require FDA authorization for export. However, foreign countries often require, among other things, an FDA Certificate to Foreign Government verifying that the product complies with specified FFDCA requirements. To obtain a Certificate to Foreign Government, the device manufacturer must certify to the FDA that certain FFDCA requirements have been met. The FDA may refuse to issue a Certificate to Foreign Government if significant outstanding good manufacturing practice violations exist.

     International sales of medical devices are regulated by each country in which the products are sold. The regulatory review process varies from country to country. Many countries also impose product standards, packaging and labeling requirements, and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. Sabratek plans to use its distributors to assist in obtaining any necessary foreign governmental and regulatory approvals. Sabratek has received approval to market its products in Japan as well as in the European community, and Sabratek currently sells its products in Japan and the European community.

     Sabratek has received Underwriters Laboratory, Inc. product recognition under UL 544, Standard for Medical and Dental Equipment and UL 2601, General Requirements for Safety for Mechanical Electrical Equipment as well as product recognition under Canadian National Standard C22.2 through cUL for both the 3030 Stationary Pump and the 6060 Ambulatory Pump. Sabratek must undergo quarterly inspections by Underwriters Laboratory, Inc. to maintain UL status. In May, 1998, Sabratek obtained ISO 9003 certification and is in the process of qualifying for ISO 9001 certification.

     Sabratek and its products are also regulated under a variety of state and local laws in those states or localities where its products are or will be marketed.

     Manufacturers are also regulated under numerous federal, state and local laws relating to the following matters: safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that Sabratek will not be required to incur significant costs to comply with these laws and regulations.

     For a discussion of regulatory status of the Rocap product line, see "Business -- Recent Developments."

PRODUCT LIABILITY INSURANCE

     Sabratek faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects. Sabratek maintains product liability insurance with coverage of $20 million per claim, with an annual aggregate policy limit of $20 million. There can be no assurance that liability claims will not exceed the coverage limits of these policies or that these policies will continue to be available on commercially acceptable terms, if at all.

EMPLOYEES

     As of December 31, 1998, Sabratek and its subsidiaries employed approximately 382 persons full-time, including 240 in manufacturing and operations, 53 in sales, marketing and clinical support, 18 in research and development, 37 in administration, and 34 in regulatory affairs/quality assurance.

     Sabratek has entered into employee non-disclosure and non-competition agreements with each of its full-time employees that (a) prohibit disclosure of confidential information to anyone outside of Sabratek both during and subsequent to employment, (b) require disclosure to Sabratek of ideas, discoveries or inventions relating to or resulting from the employee's work for Sabratek and assignment to Sabratek of all proprietary rights to these ideas, discoveries or inventions, and (c) limit competition with Sabratek's business by the employee for a maximum period of one year following termination of their employment.

ITEM 2. PROPERTIES

     Sabratek occupies approximately 84,760 square feet of development, production, warehouse and administrative space in Skokie, Illinois. The facility lease runs through July 30, 2003. At the expiration of the lease, Sabratek has the option to renew the lease for one three-year period. The current annual lease rate for this space is approximately $402,610. The annual lease rate may increase after the 3rd year of the lease. Sabratek may be required to lease additional space in the future and believes that the space will be readily available at reasonable rates.

     Sabratek's Rocap operation occupies approximately 7,900 square feet of production, warehouse and administrative space at two facilities in Woburn, Massachusetts. The lease terms end July 31, 2000 and August 1, 2000. The current annual lease rate in aggregate is approximately $64,000. The Rocap operation also occupies approximately 14,400 square feet of production, warehouse and administrative space at one facility in Orlando, Florida. The lease expires in 2007. The current annual base lease rate is approximately $104,400. The Rocap operation also occupies approximately 81,088 square feet of production, warehouse and administrative space in Orlando, Florida. The facility lease runs through 2007. The current annual lease rate for this space is approximately $535,586. Sabratek intends to continue to operate the Rocap operation's current business from its existing facilities but may need to lease additional space based upon the planned expansion of the Rocap operation business.

     CMS Healthcare, Inc. occupies approximately 2,271 square feet of administration space in Tampa Bay, Florida. The lease term runs through July 31, 2001. The current annual lease rate for this space is approximately $32,930.

ITEM 3. LEGAL PROCEEDINGS

     On February 5, 1997, SIMS Deltec filed a complaint in the United States District Court for the District of Minnesota alleging that Sabratek's manufacture, use and/or sale of the MediVIEW software in conjunction with its infusion pumps infringes on a patent entitled "Systems and Methods of Communicating with Ambulatory Medical Devices Such as Drug Delivery Devices" previously issued to SIMS Deltec. Subsequently, SIMS Deltec filed other pleadings that raised additional claims against Sabratek and three of its employees including trade secret misappropriation, unfair competition and interference with SIMS Deltec's customers. SIMS Deltec seeks injunctive relief, unspecified monetary damages and costs. In addition, SIMS Deltec filed for a preliminary injunction against Sabratek seeking to prevent on a preliminary basis Sabratek's manufacture and sale of the MediVIEW system. On August 4, 1997, the District Court denied the motion for preliminary injunction. Additionally, one of the claims against a Sabratek employee has been dismissed with prejudice. Sabratek and the individual defendants intend to vigorously defend against the allegations made by SIMS Deltec. Protracted litigation or an adverse outcome in this matter could have a material adverse impact on Sabratek's business, financial position and results of operations.

     In addition, on June 27, 1997, Sabratek filed a complaint against SIMS Deltec which is currently pending in the United States District Court for the District of Minnesota alleging that SIMS Deltec employees have made misstatements about Sabratek's products. Sabratek has stated claims under the Federal Lanham Act to stop SIMS Deltec's improper disparagement and has requested preliminary and permanent injunctive relief, monetary damages and costs.

     Sabratek was served with a complaint on January 27, 1999, alleging that Sabratek and seven officers and former officers violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that defendants issued a series of false and misleading statements concerning Sabratek's business, its products and its prospects for future profitability.

     The complaint seeks to recover damages on behalf of all persons who purchased shares of Sabratek's common stock between January 13, 1998 and November 24, 1998, although no court has determined that these persons constitute a proper class. The complaint was filed in the United States District Court for the Northern District of Illinois (Chu v. Sabratek Corporation, et al., Docket No. 99 C 0351). Neither Sabratek nor the individual defendants have yet responded to the complaint, but all parties intend to vigorously defend against the allegations contained in the complaint. Protracted litigation or an adverse outcome in this matter could have a material adverse impact on Sabratek's business, financial position and results of operations.

     Sabratek is also a party to routine litigation in the ordinary course of business, none of which, if determined adversely to Sabratek, would individually or in the aggregate have a material adverse effect on Sabratek.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Sabratek completed its initial public offering in June, 1996 at a price per share of $10.00. Since June 21, 1996, Sabratek's common stock has traded on the Nasdaq National Market under the symbol "SBTK". The following table identifies, for the periods indicated, the high and low reported sale prices of shares of the common stock as reported on the Nasdaq National Market.

                                                                     HIGH           LOW
                                                                     ----           ---
1996
Second Quarter (from June 21, 1996).........................    $12               $10
Third Quarter...............................................    $16  1/2          $ 7  3/4
Fourth Quarter..............................................    $16  3/4          $13

1997
First Quarter...............................................    $29  1/8          $15  1/4
Second Quarter..............................................    $31  3/8          $17  3/4
Third Quarter...............................................    $39  1/4          $25
Fourth Quarter..............................................    $38 11/16         $23

1998
First Quarter...............................................    $36               $28
Second Quarter..............................................    $36  1/8          $22  1/2
Third Quarter...............................................    $27  3/4          $16  3/8
Fourth Quarter..............................................    $34  1/4          $13

1999
First Quarter (through March 17, 1999)......................    $25  1/2          $14  3/8

     As of March 17, 1999 there were 159 holders of record of Sabratek's common stock.

     Sabratek has never paid a cash dividend and does not anticipate the payment of cash dividends in the foreseeable future as earnings are expected to be retained to finance Sabratek's growth. Declaration of dividends in the future will remain within the discretion of Sabratek's Board of Directors, which will review its dividend policy from time to time.

     During the fourth quarter of 1998, Sabratek issued 11,076 shares of common stock upon the exercise of warrants not covered by a registration statement. Sabratek received proceeds of approximately $52,722 upon the exercise of these warrants. All these issuances of common stock were exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data with respect to Sabratek's statements of operations for each of the years in the five year period ended December 31, 1998 and the balance sheet data as of December 31, 1998, 1997, 1996, 1995 and 1994 are derived from Sabratek's audited financial statements. The financial data for Sabratek should be read in conjunction with Sabratek's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.

                                                               YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------
                                                  1998       1997        1996        1995       1994
                                                  ----       ----        ----        ----       ----
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales...................................    $ 66,910    $43,058    $ 17,696    $  4,040    $ 3,315
Cost of sales...............................      29,966     18,720       8,748       2,902      2,481
Provision for inventory reserve.............       2,116         --          --          --         --
                                                --------    -------    --------    --------    -------
Gross margin................................      34,828     24,338       8,948       1,138        834
Selling, general and administrative
  expenses..................................      26,248     18,256       8,474       6,874      4,108
                                                --------    -------    --------    --------    -------
Operating income (loss).....................       8,580      6,082         474      (5,736)    (3,274)
Interest expense............................      (3,623)       (45)       (319)       (222)      (260)
Other income (expense), including interest
  income....................................       3,402      1,209         615         (78)       (21)
Stock appreciation rights(1)................          --         --      (1,628)         --         --
Provision for income taxes..................       3,487         --          --          --         --
                                                --------    -------    --------    --------    -------
Net income (loss)...........................    $  4,872    $ 7,246    $   (858)   $ (6,036)   $(3,555)
                                                ========    =======    ========    ========    =======
Basic income (loss) per share...............    $   0.47    $  0.75    $  (0.17)   $  (3.72)   $    --
                                                ========    =======    ========    ========    =======
Basic weighted average shares
  outstanding(2)............................      10,316      9,614       5,143       1,622         --
                                                ========    =======    ========    ========    =======
Diluted income (loss) per share.............    $   0.47    $  0.67    $  (0.17)   $  (3.72)   $    --
                                                ========    =======    ========    ========    =======
Diluted weighted average shares
  outstanding(2)............................      11,146     10,895       5,143       1,622         --
                                                ========    =======    ========    ========    =======

                                                               YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------
                                                  1998       1997        1996        1995       1994
                                                  ----       ----        ----        ----       ----
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.............................    $ 70,969    $48,156    $ 24,587    $ (1,101)   $   999
Total assets................................     152,679     71,167      32,951       4,179      3,338
Short-term debt (including current portion
  of long term obligations)(3)..............          33         25         303         775         91
Debt and Long-term obligations..............      85,216        264          24       2,512        464
Accumulated deficit.........................      (2,192)    (7,064)    (14,310)    (13,452)    (7,416)
Total stockholders' equity (deficit)........      58,029     64,415      28,650      (2,821)     1,151

-------------------------
(1) For the year ended December 31, 1996, a non-recurring charge in the amount of approximately $1.6 million was recorded to recognize obligations under certain stock appreciation rights in connection with Sabratek's June 1996 initial public offering.

(2) See Note (2) to the Financial Statements for an explanation of the calculation of weighted average shares outstanding.

(3) Includes capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     Sabratek's founding vision and strategic focus is the creation of a virtual hospital room for the alternate-site health care market. From its inception in 1989 through mid-1992, Sabratek was in its development stage and engaged primarily in research and development, product engineering and activities related to obtaining clearance from the FDA for its first product, the 3030 Stationary Pump. Sabratek has six years of operating history and experienced significant operating losses from its inception through mid-1996. Upon receiving FDA clearance for the 3030 Stationary Pump in mid-1992, Sabratek focused its efforts on creating a domestic and international sales and marketing network, as well as a manufacturing capability, to assist in the distribution of its first product to the alternate-site health care market. Concurrent with these sales and marketing activities, Sabratek continued to fund the research, development and regulatory clearance activities of other device and software products.

     Sabratek commercially launched the 6060 Ambulatory Pump and related disposable supplies in late 1995 and both MediVIEW(R) and the PumpMaster(R) in late 1996. Since then, Sabratek has continued its sales and marketing activities domestically and internationally for the distribution of its products and continued to fund the research and development of additional products. On February 25, 1997, Sabratek acquired substantially all the assets of Rocap which produces and markets pre-packaged injectable prescription pharmaceuticals and pre-filled flush syringes. In addition, Sabratek derives revenues from the servicing of products, sale of accessories, extended warranties and consulting services.

     Sabratek sells its products both directly to alternate-site and acute-care providers, as well as to third-party distributors. Sabratek's distributors and customers may purchase several months of inventory at any one time which may cause fluctuations in quarterly revenues. Sabratek also markets and sells its products internationally and, as a result, its revenues may be affected by the strength of the U.S. dollar compared to other currencies. Failure to obtain regulatory approval for the distribution of new products domestically or in international markets, or adverse regulatory changes, may also affect the revenues of Sabratek.

     In November 1998, Sabratek announced that it had suspended distribution of its Rocap pre-filled flush syringe product line. Sabratek also announced that it would submit new 510(k) applications to the FDA for the Rocap pre- filled flush syringe products and that new management was in place at Rocap for both operations and regulatory affairs. Sabratek has submitted the new 510(k) applications, but they have not been approved by the FDA. The suspension had a material adverse effect on revenues and operating results for the fourth quarter of 1998.

     Sabratek has entered into a number of strategic partnerships, including Unitron, GDS, Collaborations in Healthcare, LLC and HealthMagic, which provide components of the virtual hospital room. Management intends to pursue additional acquisition and partnering opportunities in order to further accelerate the development of the virtual hospital room.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1997

     NET SALES. Net sales increased $23.8 million to $66.9 million for the year ended December 31, 1998 as compared to $43.1 million for the year ended December 31, 1997, an increase of 55%. The increase is attributable to several factors; incremental unit sales volume of the 3030 Stationary Pump and 6060 Ambulatory Pump and their respective disposables into the alternate-site health care market including national homecare companies, an increase in the average per unit selling price due to a higher ratio of direct sales versus dealer sales, an increase in unit sales volume of the Rocap pre-filled flush syringe product line, the addition of the MediVIEW and PumpMaster products, an increase in unit sales volume of certain licensed products from GDS Technology, Inc., and the addition of revenues from marketing and clinical consulting services.

     COST OF SALES. Cost of sales increased $11.3 million to $30.0 million for the year ended December 31, 1998, as compared to $18.7 million for the year ended December 31, 1997, an increase of 60%. The increase is primarily attributable to direct product costs associated with incremental unit sales volume of the 3030 and 6060 infusion pumps and related disposables, as well as increased unit sales volume of the Rocap pre-filled flush syringe product line. Indirect overhead costs relating to the expansion of production capacity have also contributed to the increase.

     PROVISION FOR INVENTORY RESERVE. An inventory reserve of $2.1 million was recorded as of December 31, 1998 to provide an allowance for the Rocap pre-filled flush syringe finished goods inventory on hand as of December 31, 1998 in the event Sabratek cannot distribute any or portions of the inventory. No inventory reserve was recorded as of December 31, 1997.

     GROSS MARGIN. Gross margin increased $10.5 million to $34.8 million for the year ended December 31, 1998 as compared to $24.3 million for the year ended December 31, 1997, an increase of 43%. Excluding the provision for inventory reserve, gross margin increased $12.6 million to $36.9 million for the year ended December 31, 1998 as compared to $24.3 million for the year ended December 31, 1997, an increase of 52%. The increase is due primarily to the incremental unit sales volume and per unit contribution thereon. The increase in gross margin was off-set by increased indirect overhead costs relating to the expansion of production capacity and fixed overhead costs relating to the Rocap product line during a period of time in 1998 in which Rocap product sales were suspended. Gross margin as a percent of sales decreased to 52% for the year ended December 31, 1998 as compared to 57% for the year ended December 31, 1997. The decrease in gross margin as a percent of net sales resulted from a greater mix of Rocap products sold during the year, which are sold at a lower margin, and the suspension of sales of the Rocap product line as discussed above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $7.9 million to $26.2 million for the year ended December 31, 1998 as compared to $18.3 million for the year ended December 31, 1997, an increase of 44%. The increase is due primarily to the expansion of Sabratek's direct sales force and clinical support staff and the associated travel thereby, as well as, greater aggregate commissions paid in conjunction with higher net sales. Contributing also to the increase for the year ended December 31, 1998 was the addition of administrative and management personnel, the relocation and expansion of Sabratek's main facility in Illinois, and additional regulatory expenses relating to the Rocap product line. Selling, general and administrative expenses as a percent of net sales decreased to 39% for the year ended December 31, 1998 as compared to 42% for the year ended December 31, 1997.

     OPERATING INCOME. Operating income increased $2.5 million to $8.6 million for the year ended December 31, 1998 as compared to $6.1 million for the year ended December 31, 1997, an increase of 41%. Excluding the provision for inventory reserve, operating income increased $4.6 million to $10.7 million for the year ended December 31, 1998 as compared to $6.1 million for the year ended December 31, 1997, an increase of 76%. Operating income as a percent of sales decreased to 13% for the year ended December 31, 1998 as compared to 14% for the year ended December 31, 1997. Excluding the provision for inventory reserve, operating income as a percent of net sales increased to 16% for the year ended December 31, 1998. The increase in operating income is due primarily to incremental gross margin generated by increased unit sales volume of new and existing products, as described above, but was significantly off-set by the provision for inventory reserve.

     INTEREST INCOME. Interest income increased $2.2 million to $3.4 million for the year ended December 31, 1998 as compared to $1.2 million for the year ended December 31, 1997, an increase of 174%. The increase is attributable to a higher average balance of cash available for investment as compared to that of the year ended December 31, 1997. In April 1998, Sabratek sold 6% convertible notes which resulted in net proceeds of approximately $82.1 million. Sabratek completed a secondary public offering in April, 1997 which resulted in net proceeds to Sabratek of approximately $21.6 million.

     INTEREST EXPENSE. Interest expense increased to $3.6 million for the year ended December 31, 1998 as compared to $45,000 for the year ended December 31, 1997, an increase of 7,951%. The increase for the year ended December 31, 1998 is attributable to the sale of 6% convertible debt in April, 1998 for the principal amount of $85.0 million. Interest expense for the year ended December 31, 1997 applies to capital lease obligations and borrowings collateralized by a certain customer receivable.

     PROVISION FOR INCOME TAXES. A provision for income taxes of $3.5 million has been recorded for the year ended December 31, 1998 to reflect the tax benefit of compensation expense recognized for tax purposes resulting from the exercise of stock options. Due to utilization of available net operating loss carryforwards, Sabratek did not incur any federal or state income tax liability for the year ended December 31, 1997. Utilization of remaining net operating loss carryforwards depends on future earnings and will be subject to annual limitations as a result of changes that have occurred in Sabratek's ownership.

     NET INCOME. Net income decreased $2.3 million to $4.9 million for the year ended December 31, 1998 as compared to $7.2 million for the year ended December 31, 1997, a decrease of 33%. The decrease in net income is attributable to income tax provided for the year ended December 31, 1998 which was not provided for the year ended December 31, 1997. An effective tax rate for 1997 was not recorded due to the utilization of available net operating loss carryforwards as discussed above. Also contributing to the decrease is the provision for inventory reserve recorded for the year ended December 31, 1998.

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

     GROSS MARGIN. Gross margin increased $15.4 million to $24.3 million for the year ended December 31, 1997 as compared to $8.9 million for the year ended December 31, 1996, an increase of 172%. The increase is due primarily to the incremental unit sales volume and per unit contribution thereon, including the economies of scale realized by allocating fixed manufacturing costs over a greater number of units. Also contributing to the increase were higher average pricing levels, a more favorable product mix of the 6060 Ambulatory Pump units to 3030 Stationary Pump units, and the addition of the Rocap product line. Gross margin as a percent of net sales increased to 57% for the year ended December 31, 1997 as compared to 51% for the year ended December 31, 1996.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $9.8 million to $18.3 million for the year ended December 31, 1997 as compared to $8.5 million for the year ended December 31, 1996, an increase of 115%. The increase is due primarily to the expansion of Sabratek's direct sales force and clinical support staff and the associated travel thereby, as well as, greater aggregate commissions paid in conjunction with higher net sales. Contributing also to the increase for the year ended December 31, 1997 was the assumption of expenses relating to the Rocap product line, the addition of administrative and management personnel, as well as the expansion of the Niles, Illinois facility. Expenses relating to SIMS Deltec, Inc. litigation were approximately $737,000 for the year ended December 31, 1997. Selling, general and administrative expenses as a percent of net sales decreased to 42% for the year ended December 31, 1997 as compared to 48% for the year ended December 31, 1996.

     OPERATING INCOME. Operating income increased to $6.1 million for the year ended December 31, 1997 as compared to $474,000 for the year ended December 31, 1996, an increase of 1,183%. Operating income as a percent of net sales increased to 14% for the year ended December 31, 1997 as compared to 3% for the year ended December 31, 1996. The increase in operating income is due primarily to incremental gross margin generated by increased unit sales volume of new and existing products, as described above.

     INTEREST INCOME. Interest income increased to $1.2 million for the year ended December 31, 1997 as compared to $617,000 for the year ended December 31, 1996, an increase of 101%. The increase is attributable to a higher average balance of cash available for investment as compared to that of the year ended December 31, 1996. Sabratek completed a secondary public offering in April, 1997 which resulted in net proceeds to Sabratek of approximately $21.6 million. In June, 1996, Sabratek completed an initial public offering which resulted in net proceeds to Sabratek of approximately $26.8 million.

     INTEREST EXPENSE. Interest expense decreased to $45,000 for the year ended December 31, 1997 as compared to $319,000 for the year ended December 31, 1996, a decrease of 86%. The decrease for the year ended December 31, 1997 is primarily attributable to the conversion and elimination of all convertible debt outstanding at Sabratek's initial public offering in June, 1996. Interest expense for the year ended December 31, 1997 applies to capital lease obligations and borrowings collateralized by a certain customer receivable.

     STOCK APPRECIATION RIGHTS EXPENSE. No stock appreciation rights expense is recorded for the year ended December 31, 1997 as compared to $1.6 million for the year ended December 31, 1996. The stock appreciation rights expense for the year ended December 31, 1996 was non-recurring.

     PROVISION FOR INCOME TAXES. Due to net operating loss carryforwards sufficient enough to offset pretax income, Sabratek did not incur any federal or state income tax liability for the year ended December 31, 1997. Due to net losses for the year ended December 31, 1996, Sabratek did not incur any federal or state income tax liability for the period. Utilization of remaining net operating loss carryforwards depends on future earnings and will be subject to annual limitations as a result of changes that have occurred in Sabratek's ownership.

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

LIQUIDITY AND CAPITAL RESOURCES

     In April, 1998, Sabratek completed an institutional private placement of 6% Convertible Notes in an aggregate principal amount of $85,000,000 maturing in 2005. The interest is fixed and is payable semi-annually. The notes are convertible into Sabratek's common stock at a conversion price of $40.46 anytime at the option of the noteholders. Sabratek may redeem the notes at anytime after April 18, 2001. Net proceeds to Sabratek were approximately $82.1 million and such proceeds were used to purchase investment grade securities.

     As of December 31, 1998, Sabratek had approximately $58.1 million in cash, cash equivalents, and investments in marketable securities, and had net working capital of approximately $71.0 million. During 1998, approximately $19.3 million was used to purchase outstanding common stock of Sabratek pursuant to a repurchase program approved by Sabratek's Board of Directors. In March, 1997, Sabratek entered into a two-year credit agreement with a financial institution with up to $9.5 million of available borrowing. As of February 28, 1999, no borrowing had occurred under the credit agreement.

     Sabratek used cash in its operations of approximately $3.9 million for the year ended December 31, 1998. Cash used in operations for the period was due, primarily, to the growth in trade accounts receivable and inventories as a result of actual and anticipated growth in sales volume.

     During the third quarter of 1997, Sabratek entered into strategic partnerships with Unitron and GDS and has paid cash license fees of $15.9 million as of December 31, 1998, in aggregate. Should an acquisition consummate under the terms of the respective agreements, such acquisitions may require additional outlays of cash. In November, 1998, Sabratek entered into a Software License and Marketing Agreement with HealthMagic, Inc. whereby Sabratek paid license fees of $10.0 million.

     In October, 1998, Sabratek entered into a Standby Senior Credit Facility with Unitron whereby Sabratek, at its sole discretion, may lend up to $10.0 million at an interest rate of 8% per annum. As of December 31, 1998, Sabratek had advanced $3.1 million. The facility matures on October 15, 2003.

     In November, 1998, Sabratek entered into a Standby Senior Credit Facility with Collaborations in Healthcare, LLC whereby Sabratek may lend up to $4.0 million at an interest rate of 8% per annum. As of December 31, 1998, Sabratek had advanced $1.8 million. The facility matures on November 23, 2001. Simultaneously, the parties entered into a Unit Option Agreement whereby Sabratek has the right to acquire Collaborations in Healthcare, LLC. If such right is exercised, the acquisition may require additional outlays of cash.

     In September, 1997, Sabratek initiated a hedging program through the use of forward contracts to minimize foreign currency fluctuation exposure. As of December 31, 1998, the remaining aggregate U.S. dollar amount of the forward contracts was $1.0 million, and such contracts mature at various dates through July, 1999.

     Sabratek has the right to acquire the assets or stock of Unitron, GDS, and Collaborations in Healthcare, LLC. Although it is not obligated to do so, Sabratek may use cash to consummate such acquisitions. If Sabratek uses its cash reserves to consummate these or other as yet unidentified acquisitions it will reduce its liquidity. Although Sabratek cannot predict the effect of the uncertainties listed below, Sabratek does not currently expect the use of its cash reserves in connection with acquisitions to have an adverse effect on the results of its operations.

     Future liquidity and capital resources could be adversely influenced by certain factors including Sabratek's dependence on a relatively new customer base, regulatory or legislative changes pertaining to health care, product liability exposure regarding diagnosis and the delivery of medication, dependence on future product development, continued disruption of distribution of the Rocap product line, pending litigation and others. There can be no assurance that Sabratek will not require additional financing and may, in the future, seek additional funds through bank facilities, debt or equity offerings and to the extent such additional financing is not available, Sabratek could suffer material adverse effects to its financial position and the results of its operations.

YEAR 2000 STATUS

     Since their inception, all of Sabratek's products, including software, have been developed with consideration for the millennium change. Additionally, the products have undergone specific year 2000 date testing to verify and validate compliance. Although Sabratek knows of no problems in this regard, due to the ability of certain of Sabratek's products to interact with other devices or software, Sabratek can give no assurance that the performance of its products could not be directly and indirectly affected by non-compliant products of a third party.

     Sabratek has made inquiry of its material strategic partners and has received representation that the devices and software that Sabratek currently licenses from third parties have been determined to be year 2000 compliant. Sabratek continues the process of verifying that its suppliers and other electronically date sensitive equipment will not experience year 2000 problems that could have a material adverse effect on Sabratek. The cost to Sabratek to assess and prepare for the year 2000 is estimated to be less than $100,000.

     Sabratek has assessed its systems and believes them to be year 2000 compliant. Sabratek will continue to assess its year 2000 exposure, including systems of third parties on which Sabratek relies. If Sabratek's management becomes aware of non-compliant systems that will adversely affect Sabratek or its products, it will develop an action plan and assess the resources necessary to resolve such problem.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Sabratek's investment portfolio is exposed to market risk as it relates to interest rates. Investments are comprised of certificates of deposit, commercial paper, U.S. Treasury securities, asset backed securities, and money market accounts. Only high credit quality issuers are used and exposure to any one issuer is limited by policy. Maturities and average lives are lattered up to a maximum term of three years. These investments are considered available for sale and are recorded on the balance sheet at fair value.

     Sabratek uses forward currency exchange contracts to hedge foreign currency exposures for a certain supplier. The contracts mature on various dates and may have maturities up to one year. Such contracts are executed by a major financial institution whereby risk of credit loss is minimized.

     The following table summarizes those instruments subject to market risk:

                                                                FAIR VALUE
                                                                ----------
Fixed income securities maturing in 1999....................    $ 6,058,200
Fixed income securities maturing in 2000....................      8,125,500
Variable rate securities maturing in 2000...................      4,005,600
Fixed income, asset backed securities (weighted average
  duration of 1.2 years)....................................     10,693,493
Variable rate demand notes, money market accounts, demand
  deposits, and overnight repurchase obligations............     29,169,606
Forward currency exchange contracts, contract amount in U.S.
  dollars is $994,627 in aggregate..........................         17,397

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Sabratek Corporation:

     We have audited the accompanying consolidated balance sheets of Sabratek Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of Sabratek Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP
                                          KPMG LLP

Chicago, Illinois
March 12, 1999

                              SABRATEK CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                    1998           1997
                                                                    ----           ----
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 29,169,606    $19,598,203
  Investments in marketable securities, short term..........       6,058,200      5,004,390
  Receivables:
    Trade, net of allowance for doubtful accounts of
      $835,600 at December 31, 1998 and $502,772 at December
      31, 1997, respectively................................      19,386,099     15,293,268
    Other...................................................         499,506        207,960
                                                                ------------    -----------
       Total receivables....................................      19,885,605     15,501,228
                                                                ------------    -----------
  Inventories...............................................      23,972,726     13,718,459
  Prepaids..................................................       1,315,795        821,107
                                                                ------------    -----------
Total current assets........................................      80,401,932     54,643,387
                                                                ------------    -----------
Property, plant and equipment, net..........................       7,618,430      3,546,286
Notes receivable............................................       6,548,435        233,334
Goodwill, net...............................................       4,298,285      4,341,602
Intangibles, net............................................      28,065,367      8,301,881
Investments in marketable securities........................      22,824,593             --
Other.......................................................       2,921,564        100,444
                                                                ------------    -----------
                                                                $152,678,606    $71,166,934
                                                                ============    ===========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt, including current portion of capital
    lease obligations.......................................    $     33,461    $    24,628
  Account payable...........................................       6,969,457      3,718,042
  Payroll and commissions...................................         524,802      2,039,275
  Warranty..................................................         335,655        303,655
  Accrued interest expense..................................       1,062,500             --
  Accrued expenses..........................................         473,077        299,979
  Other.....................................................          34,423        102,184
                                                                ------------    -----------
Total current liabilities...................................       9,433,375      6,487,763
                                                                ------------    -----------
Debt........................................................      85,000,000             --
Other long term obligations.................................         215,854        264,383
                                                                ------------    -----------
Total liabilities...........................................      94,649,229      6,752,146
                                                                ------------    -----------
Commitments and contingencies...............................
Stockholders' equity:
  Preferred stock, par value $.01; 200,000 authorized, 0
    issued and outstanding..................................              --             --
  Common stock, par value $.01; 25,000,000 authorized,
    10,868,046 issued, 9,868,046 outstanding at December 31,
    1998, 10,325,280 issued and outstanding at December 31,
    1997....................................................         108,680        103,253
  Additional paid-in capital................................      79,220,252     71,343,925
  Treasury stock, 1,000,000 shares at cost..................     (19,339,901)            --
  Deferred compensation.....................................              --        (12,408)
  Accumulated other comprehensive income....................         232,235         43,521
  Accumulated deficit.......................................      (2,191,889)    (7,063,503)
                                                                ------------    -----------
Total stockholders' equity..................................      58,029,377     64,414,788
                                                                ------------    -----------
                                                                $152,678,606    $71,166,934
                                                                ============    ===========

          See accompanying notes to consolidated financial statements.

                              SABRATEK CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEARS ENDED DECEMBER 31
                                                          -----------------------------------------
                                                             1998           1997           1996
                                                             ----           ----           ----
Net sales.............................................    $66,909,605    $43,058,601    $17,696,786
Cost of sales.........................................     29,965,645     18,719,987      8,748,364
Provision for inventory reserve.......................      2,116,048             --             --
                                                          -----------    -----------    -----------
Gross margin..........................................     34,827,912     24,338,614      8,948,422
Selling, general and administrative expenses..........     26,247,705     18,256,249      8,474,408
                                                          -----------    -----------    -----------
Operating income (loss)...............................      8,580,207      6,082,365        474,014
Other income (expenses):
  Interest income.....................................      3,401,632      1,240,766        617,157
  Interest expense....................................     (3,623,175)       (44,891)      (318,557)
  Stock appreciation rights...........................             --             --     (1,628,463)
  Other...............................................             --             --         (2,267)
                                                          -----------    -----------    -----------
Net income (loss) before taxes........................    $ 8,358,664    $ 7,246,457    $  (858,116)
                                                          -----------    -----------    -----------
  Provision for income taxes..........................      3,487,050             --             --
                                                          -----------    -----------    -----------
Net income (loss).....................................    $ 4,871,614    $ 7,246,457    $  (858,116)
                                                          ===========    ===========    ===========
Basic income (loss) per share.........................    $      0.47    $      0.75    $     (0.17)
                                                          ===========    ===========    ===========
Basic weighted average shares outstanding.............     10,316,418      9,614,278      5,142,763
                                                          ===========    ===========    ===========
Diluted income (loss) per share.......................    $      0.44    $      0.67    $     (0.17)
                                                          ===========    ===========    ===========
Diluted weighted average shares outstanding...........     11,145,926     10,894,615      5,142,763
                                                          ===========    ===========    ===========

                              SABRATEK CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                     YEARS ENDED DECEMBER 31
                                                              -------------------------------------
                                                                 1998          1997         1996
                                                                 ----          ----         ----
Net income (loss).........................................    $4,871,614    $7,246,457    $(858,116)
  Other comprehensive income, net of tax:
     Unrealized holding gains arising during period.......       246,559        44,562        4,140
     less: reclassification adjustment for gains included
       in net income (loss)...............................       (57,845)       (5,181)          --
                                                              ----------    ----------    ---------
  Other comprehensive income..............................    $  188,714    $   39,381    $   4,140
                                                              ----------    ----------    ---------
Comprehensive income (loss)...............................    $5,060,328    $7,285,838    $(862,256)
                                                              ==========    ==========    =========

          See accompanying notes to consolidated financial statements.

                              SABRATEK CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                PREFERRED                COMMON           ADDITIONAL
                          ---------------------   ---------------------     PAID-IN        NOTE        DEFERRED     TREASURY
       DESCRIPTION          SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL     RECEIVABLE   COMPENSATION    STOCK
       -----------          ------      ------      ------      ------    ----------    ----------   ------------   --------
Balance at December 31,
 1995....................   1,768,129   $17,681    1,718,458   $ 17,185   $10,708,671   $(112,500)     $     --   $         --
Issuance of common
 shares, net of offering
 costs of 1,562,932......          --       --     3,042,245     30,422    26,783,907          --            --             --
Issuance of common shares
 for services............          --       --       124,488      1,245       591,255          --            --             --
Conversion of long-term
 debentures..............          --       --     1,331,162     13,312     3,992,662          --            --             --
Conversion of preferred
 stock...................  (1,768,129)  (17,861)   1,838,113     18,381          (700)         --            --             --
Exercise of warrants and
 options.................          --       --       142,515      1,425       668,702          --            --             --
Settlement of note
 receivable..............          --       --            --         --            --     112,500            --             --
Issuance of warrant......          --       --            --         --       127,000          --            --             --
Deferred compensation,
 net.....................          --       --            --         --        19,853          --       (17,371)            --
Other comprehensive
 income..................          --       --            --         --            --          --            --             --
Net Loss.................          --       --            --         --            --          --            --             --
                          -----------   -------   ----------   --------   -----------   ---------      --------   ------------
Balance at December 31,
 1996....................          --       --     8,196,981     81,970    42,891,350          --       (17,371)            --
Issuance of common stock,
 purchase of Rocap.......          --       --       131,593      1,316     2,898,665          --            --             --
Issuance of common stock,
 net of offering costs
 (of $1,666,491).........          --       --     1,291,486     12,915    21,567,342          --            --             --
Exercise of warrants and
 options.................          --       --       703,889      7,039     3,957,448          --            --             --
Issue common stock, Stock
 Purchase Plan...........          --       --         1,331         13        29,120          --            --             --
Deferred compensation,
 stock options...........          --       --            --         --            --          --         4,963             --
Other comprehensive
 income..................          --       --            --         --            --          --            --             --
Net income...............          --       --            --         --            --          --            --             --
                          -----------   -------   ----------   --------   -----------   ---------      --------   ------------
Balance at December 31,
 1997....................          --       --    10,325,280    103,253    71,343,925          --       (12,408)            --
Repurchase of common
 stock...................          --       --            --         --            --          --            --    (19,339,901)
Other comprehensive
 income..................          --       --            --         --            --          --            --             --
Exercise of warrants.....          --       --       248,573      2,485     1,139,401          --            --             --
Exercise of stock
 options.................          --       --       281,990      2,820     2,996,056          --            --             --
Issue common stock, Stock
 Purchase Plan...........          --       --        12,203        122       266,228          --            --             --
Forfeiture of deferred
 compensation, stock
 options.................          --       --            --         --       (12,408)         --        12,408             --
Tax benefit from exercise
 of stock options........          --       --            --         --     3,487,050          --            --             --
Net income...............          --       --            --         --            --          --            --             --
                          -----------   -------   ----------   --------   -----------   ---------      --------   ------------
Balance at December 31,
 1998....................          --       --    10,868,046   $108,680   $79,220,252   $      --      $     --   $(19,339,901)
                          ===========   =======   ==========   ========   ===========   =========      ========   ============

                            ACCUMULATED                      TOTAL
                               OTHER                      STOCKHOLDERS
                           COMPREHENSIVE   ACCUMULATED       EQUITY
       DESCRIPTION            INCOME         DEFICIT       (DEFICIT)
       -----------         -------------   -----------    ------------
Balance at December 31,
 1995....................    $     --      $(13,451,844)  $ (2,820,807)
Issuance of common
 shares, net of offering
 costs of 1,562,932......          --               --      26,814,329
Issuance of common shares
 for services............          --               --         592,500
Conversion of long-term
 debentures..............          --               --       4,005,974
Conversion of preferred
 stock...................          --               --              --
Exercise of warrants and
 options.................          --               --         670,127
Settlement of note
 receivable..............          --               --         112,500
Issuance of warrant......          --               --         127,000
Deferred compensation,
 net.....................          --               --           2,482
Other comprehensive
 income..................       4,140               --           4,140
Net Loss.................          --         (858,116)       (858,116)
                             --------      ------------   ------------
Balance at December 31,
 1996....................       4,140      (14,309,960)     28,650,129
Issuance of common stock,
 purchase of Rocap.......          --               --       2,899,981
Issuance of common stock,
 net of offering costs
 (of $1,666,491).........          --               --      21,580,257
Exercise of warrants and
 options.................          --               --       3,964,487
Issue common stock, Stock
 Purchase Plan...........          --               --          29,133
Deferred compensation,
 stock options...........          --               --           4,963
Other comprehensive
 income..................      39,381               --          39,381
Net income...............          --        7,246,457       7,246,457
                             --------      ------------   ------------
Balance at December 31,
 1997....................      43,521       (7,063,503)     64,414,788
Repurchase of common
 stock...................          --               --     (19,339,901)
Other comprehensive
 income..................     188,714               --         188,714
Exercise of warrants.....          --               --       1,141,886
Exercise of stock
 options.................          --               --       2,998,876
Issue common stock, Stock
 Purchase Plan...........          --               --         266,350
Forfeiture of deferred
 compensation, stock
 options.................          --               --              --
Tax benefit from exercise
 of stock options........          --               --       3,487,050
Net income...............          --        4,871,614       4,871,614
                             --------      ------------   ------------
Balance at December 31,
 1998....................    $232,235      $(2,191,889)   $ 58,029,377
                             ========      ============   ============

          See accompanying notes to consolidated financial statements.

                              SABRATEK CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                        -------------------------------------------
                                                            1998            1997           1996
                                                            ----            ----           ----
Cash flows from operating activities:
  Net income (loss).................................    $  4,871,614    $  7,246,457    $  (858,116)
  Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Depreciation and amortization..................       2,736,167       1,174,186        402,953
     Deferred compensation..........................              --           4,963          2,482
     Expenses paid with equity issuances............              --              --        967,051
     Stock appreciation rights expense..............              --              --      1,628,463
     Tax benefit from exercise of stock options.....       3,487,050              --             --
     Provision for bad debts........................         332,828         296,621         70,682
     Changes in assets and liabilities:
       Receivables..................................      (4,378,374)     (6,836,950)    (7,045,498)
       Notes receivables............................      (1,503,776)             --             --
       Inventories..................................     (10,254,267)     (8,656,281)    (3,223,590)
       Prepaid and other............................      (1,987,586)       (492,203)      (544,268)
       Accounts payable.............................       3,191,643         812,180       (129,847)
       Accrued liabilities..........................        (419,973)      1,082,823        848,119
       Other........................................         130,109         (68,406)      (297,543)
       Long term obligation.........................        (163,345)        257,777             --
                                                        ------------    ------------    -----------
Net cash used in operating activities...............      (3,957,910)     (5,178,833)    (8,179,112)
                                                        ------------    ------------    -----------
Cash flows from investing activities:
  Purchases of property, plant and equipment........      (4,928,382)     (2,077,603)    (1,275,221)
  Issuance of notes receivable......................      (4,811,325)             --       (200,000)
  Purchase of intangibles...........................     (19,875,704)     (8,447,648)       (42,203)
  Purchase of marketable securities.................     (27,685,689)     (3,924,994)    (6,359,146)
  Sale and maturity of marketable securities........       3,996,000       5,323,271             --
  Purchase of CMS Inc., net of cash.................        (239,804)             --             --
  Purchase of Rocap assets, net of cash.............              --      (1,620,536)            --
                                                        ------------    ------------    -----------
Net cash used in investing activities...............     (53,544,904)    (10,747,510)    (7,876,570)
                                                        ------------    ------------    -----------
Cash flows from financing activities:
  Proceeds from issuance of debt....................              --              --      1,757,313
  Repayment of debt.................................         (18,761)       (371,013)      (974,221)
  Proceeds from issuance of long term debt..........      82,056,527              --             --
  Payment of stock appreciation rights..............              --              --     (1,628,463)
  Payments of capital leases, net...................         (30,760)       (125,136)      (144,612)
  Proceeds from exercise of stock options and
     warrants.......................................       4,407,112       3,964,487             --
  Proceeds from issuances of common stock, net......              --      21,609,390     27,484,456
  Purchase of treasury stock........................     (19,339,901)             --             --
                                                        ------------    ------------    -----------
Net cash provided by financing activities...........      67,074,217      25,077,728     26,494,473
                                                        ------------    ------------    -----------
Increase in cash and cash equivalents...............       9,571,403       9,151,385     10,438,791
Cash and cash equivalents at beginning of year......      19,598,203      10,446,818          8,027
                                                        ------------    ------------    -----------
Cash and cash equivalents at end of year............    $ 29,169,606    $ 19,598,203    $10,446,818
                                                        ============    ============    ===========

          See accompanying notes to consolidated financial statements.

                              SABRATEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS

     Sabratek Corporation designs, manufactures and markets programmable electronic intravenous infusion pumps, disposable intravenous administration sets, integrated software, and related accessories, as well as pre-filled flush syringes. Sales of the products are made through distributors as well as Sabratek's own representatives. Sabratek operates in one industry segment and all assets are located in the United States.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

     Subsidiaries of Sabratek have been consolidated into the financial statements and all intercompany entries have been eliminated. Sabratek's subsidiaries include CMS Healthcare, Inc. and Sabratek Foreign Sales Corp.

(b) Cash and Cash Equivalents

     Cash and cash equivalents represent funds in demand deposit accounts, money market accounts, commercial paper, certificates of deposit, short-term bond mutual funds, and U.S. Treasury securities to the extent they mature within 90 days from date of purchase.

(c) Investments in Marketable Securities

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

(e) Long-lived Assets

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives. The estimated useful lives of the machinery and equipment range from 3 to 5 years. The estimated useful lives of office furniture, fixtures and equipment is 7 years. Leasehold improvements are amortized over the shorter of the assets' useful lives or the life of the lease.

     Intangible assets consist of licenses and marketing rights and are being amortized over the life of the respective agreements using the straight-line method ranging from 10 to 15 years. Goodwill represents the excess of purchase price over the estimated fair value of net tangible assets acquired and is being amortized over 15 years using the straight-line method. Patent costs are amortized over 16 years.

     Sabratek has assessed that no permanent impairment of the value of the long-lived assets has occurred. Such assessment includes consideration of possible obsolescence, demand, new technology, competition, and other pertinent economic factors and trends that may have an impact on the value or remaining lives of the assets. Long-lived assets are reviewed for impairment in value based upon undiscounted future cash flows, and appropriate losses are recognized whenever the carrying amount of an asset may not be recovered.

                              SABRATEK CORPORATION

(f) Warranty

     Accruals for estimated warranty costs are recorded at the time of sale and periodically adjusted to reflect actual experience.

(g) Revenue Recognition

     Revenues are recognized when products are shipped with allowances for discounts, estimated warranty costs and estimated returns recorded at the time of sale. Revenues from marketing and clinical consulting services are recorded when earned and as the related costs are incurred. Revenues from licenses are recorded on a straightline basis over the license term.

(h) Research and Development

     Research and development costs are expensed as incurred. Research and development costs amounted to $2,731,393, $1,812,576 and $969,059 in 1998, 1997
and 1996, respectively.

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

(k) Computation of Net Income Per Share and Net Loss Per Share

     The reconciliation between basic and diluted income (loss) per share for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                1998
                                               --------------------------------------
                                               INCOME (LOSS)     SHARES     PER SHARE
                                               -------------     ------     ---------
Basic income per share
  Net income.................................   $4,871,614     10,316,418    $ 0.47
  Effect of dilutive securities..............           --        829,508        --
                                                ----------     ----------    ------
Diluted income per share.....................   $4,871,614     11,145,926    $ 0.44
                                                ==========     ==========    ======

                              SABRATEK CORPORATION

                                                              1997
                                               ----------------------------------
                                               INCOME (LOSS)   SHARES   PER SHARE
                                               -------------   ------   ---------
Basic income per share
  Net income.................................   $7,246,457     9,614,278  $ 0.75
  Effect of dilutive securities..............           --     1,280,337      --
                                                ----------     ------    ------
Diluted income per share.....................   $7,246,457     10,894,615  $ 0.67
                                                ==========     ======    ======

                                                              1996
                                               ----------------------------------
                                               INCOME (LOSS)   SHARES   PER SHARE
                                               -------------   ------   ---------
Basic (loss) per share
  Net (loss).................................   $ (858,116)    5,142,763  $(0.17)
  Effect of dilutive securities..............           --         --        --
                                                ----------     ------    ------
Diluted (loss) per share.....................   $ (858,116)    5,142,763  $(0.17)
                                                ==========     ======    ======

     Certain options and warrants outstanding were not included in the computation of diluted income (loss) per share because they were antidilutive. These options and warrants may have a dilutive effect in future years. The convertible debentures have been determined to be antidilutive and therefore are not reflected in the above table.

(l) Financial Instruments

     Sabratek enters into forward currency exchange contracts ("Forwards") in the regular course of business to minimize its exposure against raw material purchases denominated in a foreign currency. Forward exchange contracts related to raw material and fixed asset purchases are recognized as adjustments to the bases of the underlying assets. The Forwards are not used by Sabratek for trading or speculative purposes. At December 31, 1998 and December 31, 1997, Sabratek had Forwards outstanding to purchase foreign currency at a contracted amount of $994,627 and $2,603,412, respectively. The spot rate at December 31, 1998 and December 31, 1997, would require Sabratek to exchange $1,012,024 and $2,528,046, respectively for such currency.

(3) INVESTMENTS IN MARKETABLE SECURITIES

     The following table summarizes short-term and long-term investments in marketable securities as of December 31:

                                                            1998           1997
                                                            ----           ----
Maturing in less than one year.......................    $ 6,058,200    $5,004,390
Maturing in one to two years.........................     22,824,593            --
                                                         -----------    ----------
Total................................................    $28,882,793    $5,004,390
                                                         ===========    ==========

     Investments in marketable securities are comprised of certificates of deposit, commercial paper, U.S. Treasury securities and asset backed securities. These securities are classified as available-for-sale and are reported at fair market value. At December 31, 1998 and 1997, unrealized gains of $232,235 and $43,521 respectively, were recorded in stockholders' equity.

                              SABRATEK CORPORATION

(4) INVENTORIES

     Inventories at December 31 are as follows with 1998 shown net of the provision for inventory reserve:

                                                           1998           1997
                                                           ----           ----
Raw materials.......................................    $ 9,532,192    $ 7,391,756
Work-in-process.....................................      4,944,983      2,497,298
Finished goods......................................      9,495,551      3,829,405
                                                        -----------    -----------
                                                        $23,972,726    $13,718,459
                                                        ===========    ===========

(5) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, including capital leases, at December 31 is as follows:

                                                           1998           1997
                                                           ----           ----
Machinery and equipment.............................    $ 5,015,406    $ 2,787,279
Furniture and fixtures..............................      2,594,210      1,341,200
Leasehold improvements..............................      2,176,143        591,886
                                                        -----------    -----------
                                                          9,785,759      4,720,365
Less accumulated depreciation.......................      2,167,329      1,174,079
                                                        -----------    -----------
                                                        $ 7,618,430    $ 3,546,286
                                                        ===========    ===========

     Depreciation expense for years ended December 31, 1998, 1997 and 1996 amounted to $993,250, $538,672 and $402,337, respectively.

(6) NOTES RECEIVABLE

     In October, 1998, Sabratek entered into a Standby Senior Credit Facility with Unitron whereby Sabratek, at its sole discretion, may lend up to $10,000,000 at an interest rate of 8% per annum. As of December 31, 1998, Sabratek was owed $3,066,203 under the facility which matures on October 15, 2003. In addition, Sabratek was owed $701,334 and $233,334 as of December 31, 1998 and 1997, respectively, for rights to certain products granted under a 2-year license agreement to Unitron. Amounts due under the license agreement must be satisfied in cash or execution of a promissory note bearing interest at the prime lending rate no later than June 30, 2000.

     In November, 1998, Sabratek entered into a Standby Senior Credit Facility with Collaborations in Healthcare, LLC whereby Sabratek may lend up to $4,000,000 at an interest rate of 8% per annum. As of December 31, 1998, Sabratek was owed $1,803,023 under the facility which matures on November 23, 2001. Simultaneously, the parties entered into a Unit Option Agreement whereby Sabratek has the right to acquire Collaborations in Healthcare, LLC on or before November 23, 2003, for cash or common stock of Sabratek, at a purchase price formula set forth in the Unit Option Agreement.

     As of December 31, 1998, Sabratek was owed $977,875 by GDS for amounts payable to Sabratek pursuant to the Exclusive Supply and Distribution Agreement entered into in August 1997. No amounts were owed to Sabratek by GDS under this agreement as of December 31, 1997.

(7) GOODWILL

     On July 23, 1998, Sabratek purchased all of the outstanding common stock of CMS Healthcare, Inc. ("CMS"), a Florida corporation, which provides utilization review services. Sabratek paid $239,804 in cash and fees, net of cash acquired, for all of the outstanding common stock of CMS. The acquisition was

                              SABRATEK CORPORATION
accounted for as a purchase and has resulted in $263,675 in goodwill as of December 31, 1998. Operating results from the date of acquisition are included in the consolidated financial statements. Sabratek could be obligated to make additional payments to the former stockholders of CMS pursuant to an earnout formula on pre-tax earnings over a specified period of time.

     On February 25, 1997, Sabratek purchased substantially all of the assets of Rocap, Inc., a Massachusetts corporation, which produces pre-filled flush syringes. Sabratek issued 131,593 shares of common stock, cash and assumed liabilities for a total purchase price of $5,452,939. The acquisition was accounted for as a purchase and has resulted in $4,592,262 of goodwill.

     Accumulated amortization of goodwill was $577,652 and $248,160 at December 31, 1998 and 1997, respectively.

(8) INTANGIBLES

     In November, 1998, Sabratek entered into a Software License and Marketing Agreement with HealthMagic, Inc. Under the terms of the agreement, Sabratek has paid a cash license fee of $10,000,000 for the exclusive rights to certain software applications and related documentation. The agreement has a stated term of 99 years, however, the license fee will be amortized over an estimated economic life of 10 years. In addition, Sabratek received a Stock Purchase Warrant from HealthMagic, Inc. for 448,507 shares, representing 11.11% of the issued and outstanding common stock of HealthMagic, Inc., at an exercise price of $11.15. The warrant expires November 18, 2005.

     In August 1997, Sabratek entered into a supply and distribution agreement with GDS. Under the terms of the agreement, as amended, Sabratek has paid $6,501,925 for the 10-year exclusive rights to certain products. Sabratek also entered into an option agreement with GDS's stockholders which gives Sabratek the right to purchase the outstanding common stock of GDS in the future. Under certain circumstances, GDS's stockholders have the right, no earlier than the second quarter of 1999, to induce the stock purchase option.

     In July 1997, Sabratek entered into a license agreement with Unitron Medical Communications, Inc., a Florida corporation, doing business as MOON Communications ("MOON"). Under the terms of the agreement, Sabratek has paid $7,000,000 for a 15-year technology license. Sabratek also entered into an agreement with MOON's stockholders which, as renegotiated in January 1999, gives Sabratek the right to purchase MOON on or before July 15, 1999. Under certain circumstances, MOON stockholders have the right to induce the purchase after July 15, 1999. In January, 1998, Sabratek entered into an Exclusive Sales and Marketing Agreement whereby Sabratek acquired certain rights to Unitron's customer database for payments of $2,700,000 made by Sabratek during 1998.

     The following table summarizes intangibles at December 31,

                                                            1998           1997
                                                            ----           ----
Prepaid licenses and marketing rights................    $29,507,155    $8,633,951
Patent costs.........................................         55,284        55,284
                                                         -----------    ----------
Less accumulated amortization........................      1,497,073       387,354
                                                         -----------    ----------
                                                         $28,065,367    $8,301,881
                                                         ===========    ==========

(9) CONVERTIBLE DEBENTURES

     In April, 1998, Sabratek sold in an institutional private placement, 6% Convertible Notes ("Notes") in an aggregate principal amount of $85,000,000. The Notes are unsecured and mature on April 15, 2005. Interest is payable at a fixed rate of 6% on April 15 and October 15 of each year, and commenced on October 15, 1998. The Notes are convertible at any time prior to maturity at the option of the holder into

                              SABRATEK CORPORATION
shares of common stock of Sabratek at a conversion price of $40.46 per share. Sabratek may redeem the Notes, in whole or in part, at any time after April 18, 2001.

(10) CAPITAL STOCK TRANSACTIONS

     During September, 1998, Sabratek purchased 1,000,000 shares of its outstanding common stock at an aggregate price of $19,339,901, pursuant to a repurchase program adopted by Sabratek's Board of Directors. The shares are reported at cost as treasury stock on the Balance Sheet.

     In August, 1998, Sabratek designated the relative rights and preferences of a new Class of Series B Preferred Stock and adopted a Shareholder Rights Plan. Pursuant to such Plan, Sabratek's Board of Directors declared a dividend of one right for each share of Sabratek's common stock outstanding on September 4, 1998. Each right gives the holder thereof the opportunity to purchase one one-hundredth of one share of Sabratek's new authorized Series B Preferred Stock at a price of $150 (as adjusted from time to time) upon the occurrences of certain events specified in the Plan. The Plan can be rescinded at the discretion of Sabratek's Board of Directors.

     In April, 1997, Sabratek completed an underwritten public offering of 1,291,486 primary shares of common stock and 176,574 shares of common stock by and for the account of existing stockholders at a price to the public of $18.00 per share. Net proceeds to Sabratek were $21,580,257.

     In June, 1996, Sabratek completed an underwritten initial public offering of 2,785,000 shares of common stock, par value $0.01, at a price of $10.00 per share, with proceeds to Sabratek of $26,737,500 after underwriters' discounts and commissions.

     In March, 1996, Sabratek issued 167,245 shares of common stock at a per share price of approximately $9.80, resulting in gross proceeds to Sabratek of $1,639,761.

     In April, 1996, Sabratek executed a 1-for-3.173 reverse stock split of its Common Stock and Series A convertible preferred stock. All references in the financial statements to share and per share data retroactively reflect the reverse stock split. Also in April, Sabratek filed a Restated Certificate of Incorporation authorizing an increase in the number of authorized shares of common stock to 25,000,000, $0.01 par value, and preferred stock to 12,500,000, $0.01 par value. In October, 1996, Sabratek filed a Certificate of Elimination to rescind its Preferred Stock Certificate of Designation.

                              SABRATEK CORPORATION

     The following table of warrants gives effect to the 1996 anti-dilution adjustment on the conversion of preferred stock warrants to common stock warrants. The anti-dilution adjustment resulted in 19,849 additional shares of common stock issuable upon the exercise of certain warrants and changed the exercise price from $4.76 to $4.55.

                                                               PREFERRED STOCK           COMMON STOCK
                                                             --------------------    --------------------
                                                              NUMBER      AVERAGE     NUMBER      AVERAGE
                                                             OF SHARES     PRICE     OF SHARES     PRICE
                                                             ---------    -------    ---------    -------
Outstanding at December 31, 1995.........................     451,348      4.55       152,698       4.71
  Converted to Common....................................    (451,348)     4.55       451,348       4.55
  Issued.................................................          --        --        50,000      13.00
  Exercised..............................................          --        --       (86,537)      4.57
                                                             --------                --------
Outstanding at December 31, 1996.........................          --        --       567,509       5.33
  Granted................................................          --        --            --
  Exercised..............................................          --        --      (205,315)      4.54
  Expired................................................          --        --        (1,554)      4.55
                                                             --------                --------
Outstanding at December 31, 1997.........................          --        --       360,640       5.79
  Granted................................................          --        --            --         --
  Exercised..............................................          --        --      (248,573)      4.59
  Expired................................................          --        --            --         --
                                                             --------                --------
Outstanding at December 31, 1998.........................          --        --       112,067       8.44
                                                             ========                ========

(11) STOCK OPTION PLAN

     Sabratek adopted the Amended and Restated 1993 Stock Option Plan (the Stock Option Plan) which provided for the granting of stock options to certain employees, non-employee consultants, and directors of Sabratek. Options vest over various periods as defined in the agreements and expire as determined by the Board on an individual basis, but not to exceed 10 years. At December 31, 1998, 3,800,000 shares of common stock were reserved for issuance on the exercise of stock options.

     Sabratek applies APB Opinion No. 25 and related interpretations in accounting for its Stock Option Plan. Accordingly, no compensation cost has been recorded. Had compensation cost for Sabratek's Stock Option Plan been determined consistent with FASB Statement No. 123, Sabratek's net income (loss) and income
(loss) per share would have been as follows:

                                                             1998           1997           1996
                                                             ----           ----           ----
Net income (loss)      As reported....................    $ 4,871,614    $ 7,246,457    $  (858,116)
                       Pro forma......................    $(3,928,099)   $(1,260,755)   $(2,205,953)
Net income (loss) per
  share diluted        As reported....................         $ 0.44         $ 0.67         $(0.17)
                       Pro forma......................         $(0.38)        $(0.13)        $(0.39)

     Pro forma net income (loss) and income (loss) per share reflect only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of up to 4 years and compensation cost for options granted prior to January 1, 1995 is not considered.

                              SABRATEK CORPORATION

     The compensation cost of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996.

                                                                1998    1997    1996
                                                                ----    ----    ----
Dividend yield..............................................      0%      0%      0%
Volatility..................................................     79%     63%     67%
Risk-free interest rate.....................................      6%      6%      7%
Expected term in years......................................    5.5     5.7     4.2

     A summary of the status of Sabratek's Stock Option Plan as of December 31, 1998, 1997 and 1996 and changes during the years then ended is presented below:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                            SHARES      EXERCISE PRICE
                                                            ------      --------------
Outstanding at December 31, 1995.......................      732,636         4.78
  Granted..............................................      581,590         7.10
  Exercised............................................      (55,978)        4.90
  Expired..............................................       (2,994)        5.29
                                                           ---------
Outstanding at December 31, 1996.......................    1,255,254         5.85
  Granted..............................................    1,752,404        22.73
  Exercised............................................     (498,574)        6.08
  Expired..............................................       (6,853)       11.01
                                                           ---------
Outstanding at December 31, 1997.......................    2,502,231        17.60
  Granted..............................................      378,200        22.84
  Exercised............................................     (281,990)       10.63
  Expired..............................................     (208,196)       20.49
                                                           ---------
Outstanding at December 31, 1998.......................    2,390,245        19.00

     The per share weighted average fair value of options granted was $15.51, $14.00 and $4.11 in 1998, 1997, and 1996, respectively.

     The following table summarizes information about stock options outstanding as of December 31, 1997:

                                                  OPTIONS OUTSTANDING
                                     ----------------------------------------------
                                                    WEIGHTED-AVG.                           OPTIONS EXERCISABLE
                                                      REMAINING                        -----------------------------
                                       NUMBER        CONTRACTUAL     WEIGHTED-AVG.       NUMBER       WEIGHTED-AVG.
    RANGE OF EXERCISE PRICES         OUTSTANDING        LIFE         EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
    ------------------------         -----------    -------------    --------------    -----------    --------------
$ 4.76...........................       417,634          6.7             $ 4.76          191,132          $ 4.76
$ 8.375 to 17.00.................       129,716          7.6               9.80           72,783            9.28
$21.00 to 23.3125................     1,517,758          8.7              22.10          362,394           22.08
$24.00 to 32.50..................       325,137          8.8              26.55          143,143           28.05
                                      ---------                                          -------
$ 4.76 to 32.50..................     2,390,245          8.3              19.00          769,452           17.68
                                      =========                                          =======

(12) EMPLOYEE BENEFIT PLANS

     Sabratek implemented a defined contribution plan during 1995 pursuant to section 401(k) of the Internal Revenue Code, whereby participants may contribute up to 15 percent of compensation, but not in excess of the maximum allowed under the Code. The plan includes a discretionary employer matching contribution

                              SABRATEK CORPORATION
program as determined by the Board of Directors. In 1998, Sabratek contributed $105,514 to the plan participants' accounts. In 1997 and 1996, no matching contributions were made to plan participants' accounts.

     Sabratek adopted the Sabratek Corporation Employee Stock Purchase Plan during 1997 whereby employees, after 90 days of service, can contribute up to 10% of compensation to the purchase of Sabratek stock. The stock is purchased quarterly at a price equal to 85% of the lower of, the closing price on either the first or the last trading day of the quarter. There have been 150,000 shares designated for this plan and 13,534 shares have been issued as of December 31, 1998.

     In August, 1998, Sabratek established a non-qualified deferred compensation plan for qualifying officers whereby Sabratek and the participant contractually agree to pay a pre-determined portion of the participant's salary or bonus on a pre-determined future date or schedule of dates. As of December 31, 1998, $63,413 in officers' compensation had been deferred under the plan.

(13) STOCK APPRECIATION RIGHTS

     In July, 1996, Sabratek paid, in full, stock appreciation rights totaling $1,628,463 in aggregate, which were issued pursuant to three separate agreements during 1995. The agreements provided for a maximum appreciation of $4.76 per share and required payment at the time of certain qualifying events, or upon demand of the holder. The obligation created with respect to the agreements resulted in a non-recurring charge to other income (expenses) in the Statement of Operations for 1996.

(14) INCOME TAXES

     Total income tax expense for the years ended December 31, 1998, 1997 and 1996 was allocated as follows:

                                                              1998       1997    1996
                                                              ----       ----    ----
Income from continuing operations......................    $       --     $--     $--
Stockholder's equity, for compensation expense for tax
  purposes in excess of amounts recognized for
  financial reporting purposes.........................     3,487,050     --      --
                                                           ----------     --      --
                                                           $3,487,050     $       $
                                                           ==========     ==      ==

     There is no current or deferred tax expense for the years ended December 31, 1998, 1997 and 1996. Sabratek utilized net operating loss carryforwards in 1998 and 1997 and was in a loss position in 1996. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of the future tax benefits is dependent on many factors, including Sabratek's ability to generate taxable income within the allowable net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for

                              SABRATEK CORPORATION
financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities at December 31, is as follows:

                                               1998           1997           1996
                                               ----           ----           ----
Deferred tax assets:
  Net operating loss carryforwards......    $ 3,963,000    $ 5,918,000    $ 5,443,000
  Research and development credit
     carryforwards......................        336,000        230,000        192,000
  Minimum tax credit carryforwards......        121,000             --             --
  Inventory reserve.....................        884,000             --             --
  Other.................................        426,000        409,000        216,000
                                            -----------    -----------    -----------
                                              5,730,000      6,557,000      5,851,000
  Less: Valuation allowance.............     (5,730,000)    (6,557,000)    (5,851,000)
                                            -----------    -----------    -----------
  Net deferred taxes....................    $        --    $        --    $        --
                                            ===========    ===========    ===========

     A deferred tax asset stemming from Sabratek's net operating loss carryforward, research and development credit carryforward, and other accruals has been reduced by a valuation account to zero due to uncertainties regarding the utilization of the deferred assets. The deferred tax asset and the corresponding valuation allowance were approximately $5,730,000 and $6,557,000 at December 31, 1998 and 1997, respectively. The valuation allowance was decreased by $827,000 in 1998 and increased by $706,000 in 1997.

     A reconciliation between the statutory federal income tax rate and the effective tax expense for each of the three years ended December 31 follows:

                                                               1998           1997          1996
                                                               ----           ----          ----
Computed "expected" tax expense (benefit)...............    $ 2,842,000    $ 2,536,000    $(300,000)
Stock option activity...................................     (1,737,000)    (3,749,000)    (349,000)
Increase (decrease) in valuation allowance..............       (827,000)       706,000      649,000
State income taxes, net of federal benefit..............        185,000        507,000           --
Credit generation.......................................        (56,000)            --           --
Other...................................................       (407,000)            --           --
                                                            -----------    -----------    ---------
Income tax expense......................................    $        --    $        --    $      --
                                                            ===========    ===========    =========

     Previous sales of Sabratek's common stock have resulted in an ownership change for Sabratek, as defined for tax purposes. As a result, an annual limitation exists on the utilization of the net operating loss carryforwards and credit carryforwards. This limitation may cause a portion of the existing net operating loss and credit carryforwards to expire prior to utilization.

     The net operating loss and research and development credit carryforwards will expire as follows:

                                                              NET         RESEARCH
                                                           OPERATING         AND
                                                              LOSS       DEVELOPMENT
                                                           ---------     -----------
2007...................................................            --        2,000
2008...................................................     1,616,000       47,000
2009...................................................     2,838,000       53,000
2010...................................................     2,551,000       63,000
2011...................................................     1,365,000       23,000
2012...................................................     1,118,000       92,000
2018...................................................            --       56,000
                                                           ----------     --------
Total..................................................    $9,488,000     $336,000
                                                           ==========     ========

                              SABRATEK CORPORATION

(15) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                      1998        1997        1996
                                                      ----        ----        ----
Cash paid during the year for interest.........    $2,560,676    $44,891    $133,103

     In conjunction with the CMS Healthcare, Inc. purchase in July 1998, Sabratek paid $239,804 in net cash and fees for all of the outstanding common stock.

     In conjunction with the Rocap asset purchase in February 1997, Sabratek issued 131,593 shares of common stock with a market value of $2,899,981 and assumed liabilities of $1,120,396.

     In August 1997, Sabratek utilized an outstanding note receivable from GDS for $200,000 as part of its consideration paid for prepaid license fees.

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

     Capital lease obligations of $116,409 and $11,547 were incurred in 1998 and 1997, respectively when Sabratek entered into leases primarily for machinery, equipment, furniture and fixtures.

(16) RELATED PARTIES

     Sabratek is affiliated through common ownership with Dak-Tech Ltd., an Israeli company. Dak-Tech Ltd. provides Sabratek with manufactured components. Two officers of Sabratek own in aggregate 67% of the Dak-Tech Ltd. stock. Amounts included as cost of sales from these purchases were $1,064,464, $521,248, and $384,800 for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, Sabratek was indebted to Dak-Tech Ltd. for receipts of various inventory components in the amount of $1,929 and $26,701, respectively.

     During 1996, Sabratek forgave the repayment of a loan, interest on the loan and certain advances to a stockholder who is an officer of Sabratek totaling $336,939, in aggregate.

(17) BUSINESS AND CREDIT CONCENTRATIONS

     As of December 31, 1998 and 1997, individual customers representing at least 10% of total receivables accounted for $4,715,107 or 24% (two customers) and $4,272,876 or 28% (two customers) of total accounts receivable, respectively. Aggregate sales to individual customers representing at least 10% of total sales amounted to $16,985,379 (two customers) and $20,018,557 (two customers), for the years ended December 31, 1998 and 1997, respectively.

     Sabratek's customers are based throughout the world with 4%, 3% and 9% of sales to international markets for the years ended December 31, 1998, 1997 and 1996, respectively. Customers are not concentrated in any specific geographic location. The customer base is very specific, however, to the health care industry as Sabratek's products are used primarily by hospitals and alternate-site healthcare settings such as nursing homes, home health care companies, long-term care facilities and clinics.

                              SABRATEK CORPORATION

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of Sabratek's financial instruments is as follows:

                                                         1998                          1997
                                               -------------------------    --------------------------
                                                CARRYING        FAIR         CARRYING         FAIR
                                                 AMOUNT         VALUE         AMOUNT          VALUE
                                                --------        -----        --------         -----
Assets:
  Cash and cash equivalents................    29,169,606    $29,169,606    $19,598,203    $19,598,203
  Marketable securities....................    28,882,793     28,882,793      5,004,390      5,004,390
                                               ----------    -----------    -----------    -----------
Liabilities:
  Convertible debentures...................    85,000,000     58,420,500             --             --
                                               ----------    -----------    -----------    -----------
Off-balance sheet financial instruments:
  Forward currency exchange contracts......            --         17,397             --        (75,366)
                                               ----------    -----------    -----------    -----------

     Fair values were determined as follows:

     Cash and cash equivalents approximate fair value because of the short maturity of these instruments. Marketable securities are based on quoted market prices for these or similar instruments and are considered available-for-sale. Convertible debentures are estimated based on the quoted market price. Forward currency exchange contracts are estimated based on the spot rate of the respective currency.

(19) COMMITMENTS AND CONTINGENCIES

     In March 1997, Sabratek entered into a bank credit agreement which matures in April, 1999, and provides for up to $9,500,000 of available borrowing at the bank's prime rate. As of December 31, 1998, no funds have been borrowed under the agreement.

     Sabratek leases its facilities under non-cancelable operating lease arrangements. Rent expense charged to operations for the years ended December 31, 1998, 1997 and 1996 amounted to $671,532, $404,703, and $221,035, respectively.

     At December 31, 1998 minimum lease commitments under operating leases that have initial or remaining non-cancelable terms in excess of one year were as follows:

                        YEARS ENDING
                        DECEMBER 31,
                        ------------
  1999......................................................    $1,324,041
  2000......................................................     1,100,291
  2001......................................................     1,080,891
  2002......................................................     1,106,341
  2003......................................................       866,920
                                                                ----------
Total minimum lease payments................................    $5,478,484
                                                                ==========

     On February 5, 1997, SIMS Deltec filed a complaint in the United States District Court for the District of Minnesota alleging that Sabratek's manufacture, use and/or sale of the MediVIEW software in conjunction with its infusion pumps infringes on a patent entitled "Systems and Methods of Communicating with Ambulatory Medical Devices Such as Drug Delivery Devices" previously issued to SIMS Deltec. Subsequently, SIMS Deltec filed other pleadings that raised additional claims against Sabratek and three of its employees including trade secret misappropriation, unfair competition and interference with SIMS Deltec's customers. SIMS Deltec seeks injunctive relief, unspecified monetary damages and costs. In addition, SIMS Deltec filed for a preliminary injunction against Sabratek seeking to prevent on a preliminary basis Sabratek's

                              SABRATEK CORPORATION
manufacture and sale of the MediVIEW system. On August 4, 1997, the District Court denied the motion for preliminary injunction. Additionally, one of the claims against a Sabratek employee has been dismissed with prejudice. Sabratek and the individual defendants intend to vigorously defend against the allegations made by SIMS Deltec. Protracted litigation or an adverse outcome in this matter could have a material adverse impact on Sabratek's business, financial position and results of operations.

     In addition, on June 27, 1997, Sabratek filed a complaint against SIMS Deltec which is currently pending in the United States District Court for the District of Minnesota alleging that SIMS Deltec employees have made misstatements about Sabratek's products. Sabratek has stated claims under the Federal Lanham Act to stop SIMS Deltec's improper disparagement and has requested preliminary and permanent injunctive relief, monetary damages and costs.

     Sabratek was served with a complaint on January 27, 1999, alleging that Sabratek and seven officers and former officers violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that defendants issued a series of false and misleading statements concerning Sabratek's business, its products and its prospects for future profitability.

     The complaint seeks to recover damages on behalf of all persons who purchased shares of Sabratek's common stock between January 13, 1998 and November 24, 1998, although no court has determined that these persons constitute a proper class. The complaint was filed in the United States District Court for the Northern District of Illinois (Chu v. Sabratek Corporation, et al., Docket No. 99 C 0351). Neither Sabratek nor the individual defendants have yet responded to the complaint, but all parties intend to vigorously defend against the allegations contained in the complaint. Protracted litigation or an adverse outcome in this matter could have a material adverse impact on Sabratek's business, financial position and results of operations.

     It is the position of management based on a review, including review by outside counsel, that it is not possible to estimate the amount of loss, if any, that might result from the resolution of the above proceedings in an adverse manner. Accordingly, no provision for these proceedings has been included in the consolidated financial statements. Sabratek is also a party to routine litigation in the ordinary course of business, none of which, if determined adversely to Sabratek, would individually or in the aggregate have a material adverse effect on Sabratek.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section of Sabratek's Proxy Statement dated in 1999 entitled "Election of Directors" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The section of the Proxy Statement dated in 1999 entitled "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section of the Proxy Statement dated in 1999 entitled "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section of the Proxy Statement dated in 1999 entitled "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits

     (a)(1) and (2). Sabratek's audited financial statements are included herewith as Item 8 beginning on page 27.

     (a)(3) and (c). Sabratek filed a Current Report on Form 8-K with the SEC on
                     November 24, 1998.

                     Exhibits, numbered in accordance with Item 601 of Regulation S-K.

                                                                              INCORPORATION
EXHIBIT                                                                       BY REFERENCE
NUMBER                         DESCRIPTION OF DOCUMENTS                      (IF APPLICABLE)
-------                        ------------------------                      ---------------
  3.1        Articles of Incorporation, Rights Agreement, Certificate of          +
             Designations
  3.2        Amended and Restated By-laws
  4.1        Indenture, dated April 14, 1998 by and between the Company         ++++++
             and LaSalle National Bank, as Trustee
  4.2        Rights Agreement, dated August 20, 1998 by and between the        +++++++
             Company and LaSalle National Bank, as the Rights Agent
 10.1        Agreement with Americorp Financial, Inc. re: Leasing                 +
             Services, dated March 22, 1995
 10.1.1      Amendment, dated September 16, 1996, to Agreement with              +++
             Americorp Financial, Inc.
 10.2        Intentionally Omitted
 10.3        Intentionally Omitted
 10.4        Intentionally Omitted
 10.5        Intentionally Omitted
 10.6        Intentionally Omitted
 10.7        Intentionally Omitted
 10.8        Intentionally Omitted
 10.9        Intentionally Omitted
 10.10       Intentionally Omitted
 10.11       Intentionally Omitted
 10.12       Intentionally Omitted
 10.13       Pump Contract with Chartwell Home Therapies, dated November          +
             22, 1993
 10.14       Sales Agreement with Pharmacy Corporation of America, dated          +
             March 17, 1995
 10.15       Sales & Marketing Agreement with Alpha Group, dated November         +
             6, 1995
 10.16       Intentionally Omitted
 10.17       Intentionally Omitted
 10.18       Intentionally Omitted
 10.19       Intentionally Omitted
 10.20       Intentionally Omitted
 10.21       Intentionally Omitted
 10.22       Intentionally Omitted
 10.23       Intentionally Omitted

                                                                              INCORPORATION
EXHIBIT                                                                       BY REFERENCE
NUMBER                         DESCRIPTION OF DOCUMENTS                      (IF APPLICABLE)
-------                        ------------------------                      ---------------
 10.24       Intentionally Omitted
 10.25       Intentionally Omitted
 10.26       Stock Option Plan                                                    +
 10.27       Lease for Real Property located at 5601 West Howard, Niles,          +
             Illinois, dated as of May 31, 1994
10.27.1      Amendment, dated October 30, 1996, to Lease for Real                +++
             Property located at 5601 West Howard, Niles, Illinois
 10.28       Employment Agreement for K. Shan Padda
 10.29       Intentionally Omitted
 10.30       Asset Purchase Agreement, dated February 25, 1997, by and            ++
             among Sabratek Corporation; Rocap, Inc. and Elliott Mandell
 10.31       Employment Agreement for Stephen L. Holden
 10.32       Employment Agreement for Elliott Mandell
 10.33       Lease Agreement for property located at 11 Sixth Road,              ++++
             Woburn, Massachusetts, dated February 1, 1997
 10.34       Lease Agreement for property located at 5 Constitution Way,         ++++
             Woburn, Massachusetts, dated June 26, 1995
 10.35       Lease Agreement for property located at 1629 Prime Court,          +++++
             Suite 100, Orlando, Florida, dated March 11, 1997
 10.36       Lease Agreement for property located at 8350 Parkline Blvd.,      ++++++++
             Orlando Florida, dated June 18, 1998
 10.37       Credit Agreement, dated as of March 26, 1997, by and between       ++++++
             the Company as Borrower and LaSalle National Bank (formerly known as LaSalle Bank NI) as Lender
 10.38       Long Term Incentive Compensation Plan                            +++++++++
 10.39       Lease Agreement for property located at 8111 North St.           +++++++++
             Louis, Skokie, Illinois, dated May 15, 1998
 10.40       Employment Agreement for Doron C. Levitas
 10.41       Employment Agreement for Scott Skooglund
 10.42       Employment Agreement for Joseph P. Moser
 10.43       Employment Agreement for Vincent J. Capponi
 10.44       Employment Agreement for Tuan Bui
 10.45       Employment Agreement for Stephan C. Beal
 10.46       Employment Agreement for Stephen L. Axel
 10.47       Employment Agreement for Paul S. Jurewicz
 10.48       Employment Agreement for Mary Beth Blue
 10.49       Employment Agreement for Steven J. Richard
 11.1        Statement re: computation of per share earnings

                                                                              INCORPORATION
EXHIBIT                                                                       BY REFERENCE
NUMBER                         DESCRIPTION OF DOCUMENTS                      (IF APPLICABLE)
-------                        ------------------------                      ---------------
 21          List of Subsidiaries
 23          Consent of KPMG LLP
 27          Financial Data Schedule

-------------------------
          + Incorporated by reference to Sabratek's Registration Statement on
            Form S-1, declared effective by the SEC on June 21, 1996 (File No. 333-3866).

        ++ Incorporated by reference to Sabratek's Current Report on Form 8-K filed with the SEC on March 11, 1997.

       +++ Incorporated by reference to Sabratek's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the SEC on March 31, 1997.

      ++++ Incorporated by reference to Sabratek's Registration Statement on
           Form S-1, declared effective by the SEC on April 4, 1997 (File No. 333-23437).

     +++++ Incorporated by reference to Sabratek's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 filed with the SEC on May 15, 1997.

   ++++++ Incorporated by reference to Sabratek's Registration Statement on Form
          S-3 declared effective by the SEC on July 14, 1998.

  +++++++ Incorporated by reference to Sabratek's Current Report on Form 8-K filed with the SEC on August 25, 1998.

 ++++++++ Incorporated by reference to Sabratek's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed with the SEC on August 14, 1998.

+++++++++ Incorporated by reference to Sabratek's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed with the SEC on November 16, 1998.

(b) Reports on Form 8-K

     Sabratek filed a Current Report on Form 8-K on November 24, 1998 announcing the suspended distribution of its Rocap flush product line due to discussions and meetings with the Food and Drug Administration.

                                   SIGNATURES

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SABRATEK CORPORATION

                                          By:       /s/ K. SHAN PADDA
                                             -----------------------------------
                                            Chairman and Chief Executive Officer

                                                      March 25, 1999
                                             -----------------------------------
                                                          (Date)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1999.

                  SIGNATURE                                          TITLE
                  ---------                                          -----
              /s/ K. SHAN PADDA                  Chairman of the Board, Chief Executive
---------------------------------------------    Officer and Director
                K. Shan Padda

            /s/ DORON C. LEVITAS                 Vice Chairman of the Board, Chief
---------------------------------------------    Administrative Officer, Vice
              Doron C. Levitas                   President -- International Operations,
                                                 Secretary and Director

            /s/ STEPHEN L. HOLDEN                President and Treasurer
---------------------------------------------
              Stephen L. Holden

            /s/ PAUL S. JUREWICZ                 Senior Vice President and Chief Financial
---------------------------------------------    Officer
              Paul S. Jurewicz

             /s/ SCOTT SKOOGLUND                 Vice President -- Finance and Assistant
---------------------------------------------    Secretary, Principal Accounting Officer
               Scott Skooglund

           /s/ WILLIAM D. LAUTMAN                Director
---------------------------------------------
             William D. Lautman

             /s/ L. PETER SMITH                  Director
---------------------------------------------
               L. Peter Smith

          /s/ FRANCIS V. COOK, M.D.              Director
---------------------------------------------
            Francis V. Cook, M.D.

          /s/ EDSON W. SPENCER, JR.              Director
---------------------------------------------
            Edson W. Spencer, Jr.

              /s/ MARVIN SAMSON                  Director
---------------------------------------------
                Marvin Samson

                  SIGNATURE                                          TITLE
                  ---------                                          -----
           /s/ WILLIAM H. LOMICKA                Director
---------------------------------------------
             William H. Lomicka

              /s/ MARK LAMPERT                   Director
---------------------------------------------
                Mark Lampert