Form 10-K/A
period 1998-12-31
SABRATEK CORP
filed 1999-04-09
CIK 1012480

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                  FORM 10-K/A
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                               YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------
                                                  1998       1997        1996        1995       1994
                                                  ----       ----        ----        ----       ----
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales...................................    $ 66,910    $43,058    $ 17,696    $  4,040    $ 3,315
Cost of sales...............................      29,966     18,720       8,748       2,902      2,481
Provision for inventory reserve.............       2,116         --          --          --         --
                                                --------    -------    --------    --------    -------
Gross margin................................      34,828     24,338       8,948       1,138        834
Selling, general and administrative
  expenses..................................      26,248     18,256       8,474       6,874      4,108
                                                --------    -------    --------    --------    -------
Operating income (loss).....................       8,580      6,082         474      (5,736)    (3,274)
Interest expense............................      (3,623)       (45)       (319)       (222)      (260)
Other income (expense), including interest
  income....................................       3,402      1,209         615         (78)       (21)
Stock appreciation rights(1)................          --         --      (1,628)         --         --
Provision for income taxes..................       3,487         --          --          --         --
                                                --------    -------    --------    --------    -------
Net income (loss)...........................    $  4,872    $ 7,246    $   (858)   $ (6,036)   $(3,555)
                                                ========    =======    ========    ========    =======
Basic income (loss) per share...............    $   0.47    $  0.75    $  (0.17)   $  (3.72)   $    --
                                                ========    =======    ========    ========    =======
Basic weighted average shares
  outstanding(2)............................      10,316      9,614       5,143       1,622         --
                                                ========    =======    ========    ========    =======
Diluted income (loss) per share.............    $   0.44    $  0.67    $  (0.17)   $  (3.72)   $    --
                                                ========    =======    ========    ========    =======
Diluted weighted average shares
  outstanding(2)............................      11,146     10,895       5,143       1,622         --
                                                ========    =======    ========    ========    =======

                                                               YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------
                                                  1998       1997        1996        1995       1994
                                                  ----       ----        ----        ----       ----
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.............................    $ 70,969    $48,156    $ 24,587    $ (1,101)   $   999
Total assets................................     152,679     71,167      32,951       4,179      3,338
Short-term debt (including current portion
  of long term obligations)(3)..............          33         25         303         775         91
Debt and Long-term obligations..............      85,216        264          24       2,512        464
Accumulated deficit.........................      (2,192)    (7,064)    (14,310)    (13,452)    (7,416)
Total stockholders' equity (deficit)........      58,029     64,415      28,650      (2,821)     1,151

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

                                          SABRATEK CORPORATION

                                          By:       /s/ K. SHAN PADDA

                                            ------------------------------------
                                            Chairman and Chief Executive Officer

                                                      April 9, 1999

                                          --------------------------------------
                                                          (Date)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 9, 1999.

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