Form 10-Q
period 1999-03-31
SABRATEK CORP
filed 1999-05-14
CIK 1012480

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

As of April 30, 1998, 9,894,263 shares of Sabratek Corporation's Common Stock were outstanding.

                              SABRATEK CORPORATION

                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION
                                                                                                         Page
                                                                                                         ----
Item 1.    Financial Statements

           Consolidated Balance Sheets
           March 31, 1999 (Unaudited) and December 31, 1998................................................4

           Consolidated Statements of Operations
           Three Months Ended March 31, 1999 and 1998 (Unaudited)..........................................5

           Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1999 and 1998 (Unaudited)..........................................6

           Notes to Consolidated Financial Statements (Unaudited)..........................................7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations......................................................................................8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................11

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................................12

Item 2.    Changes in Securities..........................................................................12

Item 5.    Other information..............................................................................13

Item 6.    Exhibits and Reports on Form 8-K...............................................................13


FORWARD LOOKING STATEMENTS:

         Except for the historical information contained in this Quarterly Report on Form 10-Q, certain matters discussed herein, including (without limitation), under Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations, under Part I, Quantitative and Qualitative Disclosures About Market Risk and under Part II, Legal Proceedings, contain forward-looking statements, as that term is defined in the Private Securities Reform Act of 1995 about Sabratek. Further, this Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended, about Sabratek. Although Sabratek believes that, in making any such statements, its expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words anticipates, believes, expects, intends, plans and similar expressions as they relate to Sabratek or its management are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties and speak only as of the date of this Report on Form 10-Q. Important facts that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond the control of Sabratek, include: changes in the medical device and drug regulatory environment; delays or difficulties in introducing new products; the success of Sabratek's research and development; the impact of general economic conditions in the U.S. and in other countries in which Sabratek currently does business; industry conditions, including competition, product and raw material prices; fluctuations in exchange rates and currency values; capital expenditure requirements; legislative or regulatory requirements or approvals; interest rates; access to capital markets; the timing of and value received in connection with asset or corporate acquisitions; and obtaining required approvals, if any, of debt holders or stockholders. The actual results, performance or achievement by Sabratek could differ materially from those expressed in, or implied by, these forward-looking statements and, accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on the results of operations and financial condition of Sabratek.

ITEM 1.

                              SABRATEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                             MARCH 31,  DECEMBER 31,
                                                                               1999        1998
                                                                            ---------    ---------
                                ASSETS                                     (UNAUDITED)

Current assets:
  Cash & cash equivalents                                                   $  18,209    $  29,169
  Investments in marketable securities                                          8,128        6,058
  Receivables:
      Trade, net of allowance for doubtful accounts
      Of $897 and $836 at March 31, 1999
      And December 31, 1998, respectively                                      25,005       19,386
      Other                                                                     1,033          500
                                                                            ---------    ---------
  Total receivables                                                            26,298       19,856
                                                                            ---------    ---------
  Inventories                                                                  24,332       23,973
  Other current assets                                                          1,389        1,316
                                                                            ---------    ---------
Total current assets                                                           78,096       80,402
                                                                            ---------    ---------
Property, plant and equipment, net                                              8,538        7,618
Notes receivable                                                               12,806        6,548
Investments in marketable securities                                           14,562       22,825
Intangible assets, net                                                         34,545       32,363
Other                                                                           3,331        2,922
                                                                            ---------    ---------
                                                                            $ 151,878    $ 152,678
                                                                            =========    =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt, including capital lease obligation                       $      33    $      33

  Accounts payable                                                              3,723        6,969
  Payroll & commissions                                                           733          525
  Warranty                                                                        336          336
  Accrued expenses                                                              3,062        1,536
  Other                                                                            33           34
                                                                            ---------    ---------
Total current liabilities                                                       7,920        9,433
                                                                            ---------    ---------
Long-term debt                                                                 85,000       85,000
Long-term obligations                                                             312          216
                                                                            ---------    ---------
Total liabilities                                                              93,232       94,649
                                                                            ---------    ---------
Stockholders' equity:
  Preferred stock, par value $.01; 200,000 authorized, 0 issued                    --           --

  Common stock, par value $.01; 25,000,000 authorized, 10,875,462 issued,
     9,875,462 outstanding at March 31,
     1999; 10,868,046 issued, 9,868,046 outstanding at December 31, 1998          109          109

  Additional paid-in capital                                                   79,316       79,220

  Treasury stock                                                              (19,340)     (19,340)

  Other                                                                            --           --
  Accumulated other comprehensive income                                           27          232
  Accumulated deficit                                                          (1,466)      (2,192)
                                                                            ---------    ---------
Total stockholders' equity                                                     58,646       58,029
                                                                            ---------    ---------
                                                                            $ 151,878    $ 152,678
                                                                            =========    =========


           See accompanying notes to consolidated financial statements

                              SABRATEK CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                Three Months Ended
                                                     March 31,
                                               --------------------
                                                 1999        1998
                                               --------------------
Net sales                                      $ 13,580    $ 15,156
Cost of sales                                     5,452       6,728
                                               --------------------
Gross margin                                      8,128       8,428
Selling, general and administrative expenses      6,403       5,666
                                               --------------------
Operating income                                  1,725       2,762
                                               --------------------
Other income (expense):
      Interest income                               724         215
      Interest expense                           (1,278)         (5)
      Other                                          --          --
                                               --------------------
Net income before taxes                           1,171       2,972

      Provision for income taxes                    445       1,012

                                               ====================
Net income                                     $    726    $  1,960
                                               ====================


Basic income per share                         $   0.07    $   0.19
                                               ====================
Basic weighted average shares outstanding         9,875      10,398
                                               ====================
Diluted income per share                       $   0.07    $   0.17
                                               ====================
Diluted weighted average shares outstanding      10,160      11,723
                                               ====================


                              SABRATEK CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                        Three Months Ended
                                                             March 31

                                                        1999             1998
                                                      --------         ------
  Net income                                         $    726         $  1,960
  Other comprehensive Income:
         Unrealized holding gains
           arising during the period                     (202)              (7)
  Less: reclassification adjustment
         For amounts realized in net income                (3)               3
  Net unrealized gain                                    (205)              (4)
                                                      --------         --------
  Comprehensive income                                $   521         $  1,956
                                                      ========         ========

          See accompanying notes to consolidated financial statements.

                              SABRATEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    Three Months Ended
                                                                        --------------------------------------------
                                                                              March 31,             March 31,
                                                                                1999                   1998
                                                                        -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $        726           $      1,960
   Adjustments to reconcile net income to
   Net cash used in operating activities:
      Depreciation and amortization                                                    742                    492
      Deferred compensation                                                              -                      1
      Non-cash expense                                                                   -                      -
      Non-cash interest expense                                                                                 -
      Tax effect of stock option exercises                                               -                  1,012
      Provision for bad debts                                                           62                    102
      Changes in assets and liabilities:
         Receivables                                                                (5,680)                (4,823)
         Other receivable                                                           (1,999)                     -
         Deferred revenue                                                                -                      -
         Inventories                                                                 (360)                 (4,082)
         Other current assets                                                        (112)                     45
         Accounts payable                                                           (3,249)                   753
         Accrued liabilities                                                         1,928                 (1,045)
         Long term obligations                                                         100                    304
         Other                                                                        (193)                    74
                                                                        -------------------------------------------
Net cash used in operating activities                                               (8,035)                (5,207)
                                                                        -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant, equipment                                            (1,149)                  (329)
  Collection (issuance) of note receivable                                          (5,260)                  (387)
  Purchase of intangible assets                                                     (2,596)                (2,934)
   Purchases of marketable securities                                               (1,013)                     -
  Sale and maturity of marketable securities                                         7,001                    997
  Purchase of Rocap, Inc., net of cash acquired                                          -                      -
  Purchase of CMS Healthcare, net of cash acquired                                       -                      -
                                                                        -------------------------------------------
Net cash used in investing activities                                               (3,017)                (2,653)
                                                                        -------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of short-term debt                                                          -                      -
   Repayment of long-term debt                                                           -                      -
   Purchase of treasury stock                                                            -                      -
   Proceeds (payments) of capital lease, net                                            (4)                   (21)
   Proceeds from issuance of long-term debt, net                                         -                      -
   Proceeds from exercise of stock options and warrants                                 96                  1,385
   Proceeds from issuance of stock, net                                                  -                      -
                                                                        -------------------------------------------
Net cash provided by financing activities                                               92                  1,364
                                                                        -------------------------------------------
Increase in cash and cash equivalents                                              (10,960)                (6,496)
Cash and cash equivalents at beginning of period                                    29,169                 19,598
                                                                        ===========================================
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $     18,209           $     13,102
                                                                        ===========================================


           See accompanying notes to consolidated financial statements

                              SABRATEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

(1)      CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for fair presentation of the results of operations for the three month periods ended March 31, 1999 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's Form 10-K filed by the Company with the Securities and Exchange Commission for the year ended December31, 1998. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2)      INVENTORIES

         Inventories shown on the consolidated balance sheets are comprised of the following:

                                                                        March 31,                December 31,
                                                                          1999                       1998
                                                                       ----------                ----------
                  Raw materials...............................         $   11,661                $    9,532
                  Work in process.............................              2,024                     4,945
                  Finished goods, net of reserve..............             10,647                     9,496
                                                                       ----------                ----------
                                                                       $   24,332                $   23,973
                                                                       ==========                ==========


(3)      NOTES RECEIVABLE

         Notes receivable represent funds owed by third parties including those with whom the Company has entered into license agreements. The notes bear interest at 8% and are payable upon demand by the Company or at specified future dates.

(4)      OTHER ASSETS

         In January, 1999, the Company purchased preferred stock of MOON Communication International Limited, a company organized in the United Kingdom, for $500,000. The preferred stock is convertible at the option of the Company into that number of voting common stock as are equal to 10% of the equity ownership of MOON UK on a fully diluted basis. The purchase was made pursuant to a Term Sheet entered into by the parties for which definitive documentation is being prepared. The investment is included in Other assets on the Balance Sheets.


(5)      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         Cash paid for interest during the three month periods ended March 31, 1999 and 1998 was $3,450 and $6,751, respectively.

(6)      EQUITY-RELATED ACTIVITY

         During the three month period ended March 31, 1999, the Company issued 2,194 shares, in aggregate, of common stock upon the exercise of stock options pursuant to the Sabratek Corporation Amended and Restated 1993 Stock Option Plan (the "Plan"). The option exercises resulted in proceeds to the Company of $23,178, in aggregate. In addition, 5,222 shares of common stock were issued pursuant to the Company's Stock Purchase Plan resulting in aggregate proceeds of $72,690.

         Options for a total of 38,550 shares of common stock were granted during the three month period pursuant to the Plan at an exercise price equal to the fair market value on the date of grant. The stock options vest over a multi-year period.

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

         Sabratek commercially launched the 6060 Ambulatory Pump and related disposable supplies in late 1995 and both MediVIEW(TM) and the PumpMaster(TM) in late 1996. Since then, Sabratek has continued its sales and marketing activities domestically and internationally for the distribution of its products and continued to fund the research and development of additional products. In February, 1997, the Company acquired substantially all the assets of Rocap, Inc. which produces pre-filled flush syringes. In July, 1998, Sabratek acquired CMS Healthcare, Inc., a physician-based utilization review services provider. In addition, July 1998 the Company derives revenues from the servicing of products, sale of accessories, sale of extended warranties and consulting services.

         Sabratek sells its products both directly to alternate-site and acute-care providers, as well as to third-party distributors. Distributors and other customers may purchase several months of inventory at any one time which may cause fluctuations in quarterly revenues. Sabratek also markets and sells its products internationally and, as a result, its revenues may be affected by the strength of the U.S. dollar compared to other currencies. Failure to obtain regulatory approval for the distribution of new products domestically or in international markets, or adverse regulatory changes, may also affect the revenues of the Company.

         In November 1998, Sabratek announced that it had suspended distribution of its Rocap pre-filled flush syringe product line. Sabratek also announced that it would submit new 510(k) applications to the FDA for the Rocap pre-filled flush syringe products and that new management was in place at Rocap for both operations and regulatory affairs. Sabratek has submitted new 510(k) applications but they have not been approved by the FDA. The suspension had a material adverse affect on revenues and operating results for the first quarter of 1999. Sabratek has incurred ongoing expenses necessary to maintain the Rocap facilities in the event it receives approval of the 510(k) applications. Such ongoing expenses may continue to adversely affect Sabratek's financial condition and operating results in future periods.

         Sabratek has entered into a number of strategic partnerships, including Unitron and GDS, Collaborations in Healthcare and HealthMagic, which provide components of the virtual hospital room. Management intends to pursue additional acquisition and partnering opportunities in order to further accelerate the development of the virtual hospital room.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH 31, 1998

         Net sales. Net sales decreased $1.6 million to $13.6 million for the three month period ended March 31, 1999 as compared to $15.2 million for the three month period ended March 31, 1998, a decrease of 10%. The decrease for the three month period is attributable to the suspension of distribution of the Rocap product line which began in November, 1998. The decrease was partially offset by increases from other revenue sources including; incremental unit sales volume of the 3030 Stationary Pump and 6060 Ambulatory Pump and their respective disposables, additional sales of the MediVIEW(TM) and PumpMaster(TM) products, increased revenues generated from product licensing and consulting services, and an increase in unit sales volume of certain licensed products from GDS Technology, Inc.

         Cost of Sales. Cost of sales decreased $1.2 million to $5.5 million for the three month period ended March 31, 1999 as compared to $6.7 million for the three month period ended March 31, 1998, a decrease of 19%. The decrease for the three month period is primarily attributable the absence of direct product costs associated with the Rocap product line due to the suspension of distribution. The decrease was partially offset by an increase in amortization and period costs relating to the expansion of production capacity for products sold during the three month period ended March 31, 1999.

         Gross Margin. Gross margin decreased $300,000 to $8.1 million for the three month period ended March 31, 1999 as compared to $8.4 million for the three month period ended March 31, 1998, a decrease of 4%. The decrease for the three month period ended March 31, 1999 was due to the absence of gross margin contribution from the Rocap product line. Gross margin as a percent of sales increased to 60% for the three month period ended March 31, 1999, as compared to 56% for the three month period ended March 31, 1998. The increase in percentage is attributable to the absence of Rocap product sales during the three month period ended March 31, 1999 which typically generate a lower average gross margin percentage than products sold during the period.

         Selling General and Administrative Expenses. Selling, general and administrative expenses increased $700,000 to $6.4 million for the three month period ended March 31, 1999 as compared to $5.7 million for the three month period ended March 31, 1998, an increase of 13%. The increase for the three month period is due primarily to the expansion of the direct sales force and clinical support staff and associated travel, as well as the addition of administrative and management personnel. Included in selling, general and administrative expenses for the three month period ended March 31, 1999 was $1.6 million in ongoing costs relating to maintaining a state of readiness of the Rocap facilities. Selling, general and administrative expenses as a percent of sales increased to 47% for the three month period ended March 31, 1999 as compared to 37% for the three month period ended March 31, 1998.

         Operating Income. Operating income decreased $1.1 million to $1.7 million for the three month period ended March 31, 1999 as compared to $2.8 million for the three month period ended March 31, 1998, a decrease of 38%. Operating income as a percent of sales decreased to 13% for the three month period ended March 31, 1999 as compared to 18% for the three month period ended March 31, 1998. The decrease in operating income was due primarily to the absence of sales and gross margin from the Rocap product line and the increase in selling, general and administrative expenses referred to above, during the three month period ended March 31, 1999.

         Interest Income. Interest income increased $500,000 to $700,000 for the three month period ended March 31, 1999 as compared to $200,000 for the three month period ended March 31, 1998, an increase of 237%. The increase is attributable to a higher average amount of cash available for investment as compared to that of the comparative period. Sabratek completed the sale of 6% convertible notes in April, 1998 which resulted in net proceeds of approximately $82.1 million.

         Interest Expense. Interest expense increased to $1.3 million for the three month period ended March 31, 1999 as compared to $5,000 for the three month period ended March 31, 1998. The increase for the three month period is attributable to the sale of 6% convertible notes in April, 1998, for which interest expense is recorded at a rate of $1.3 million per full fiscal quarter. Interest expense would be reduced proportionately for any notes converted into common stock.

         Provision for Income Taxes. The provision for income taxes decreased $600,000 to $400,000 for the three month period ended March 31, 1999 as compared to $1.0 million for the three month period ended March 31, 1998, a decrease of 56%. The provision for income taxes for the three month period ended March 31, 1999 reflects an estimated 38% effective annual tax rate, after adjusting for allowable net operating loss carryforwards, as compared to an estimated 34% effective annual tax rate for the three month period ended March 31, 1998. Utilization of net operating carryforwards depends on future earnings and will be subject to annual limitations as a result of changes that occurred in Sabratek's ownership in prior years.

         Net Income. Net income decreased $1.3 million to $726,000 for the three month period ended March 31,

1999 as compared to $2.0 million for the three month period ended March 31, 1998, a decrease of 63%. The decrease in net income was due primarily to the absence of sales and gross margin from the Rocap product line and the increase in selling, general and administrative expenses referred to above, during the three month period ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         In April, 1998, the Sabratek completed an institutional private placement of 6% Convertible Notes in an aggregate principal amount of $85,000,000 maturing in 2005. The interest is fixed and is payable semi-annually. The notes are convertible into Sabratek's common stock at a conversion price of $40.46 anytime at the option of the noteholders. Sabratek may redeem the notes at anytime after April 18, 2001. Net proceeds were approximately $82.1 million and such proceeds were used to purchase investment grade securities.

         As of March 31, 1999, Sabratek had approximately $40.9 million in cash, cash equivalents, and investments in marketable securities, and had net working capital of approximately $70.2 million. During the three month period ended September 30, 1998, approximately $19.3 million was used to purchase outstanding common stock of Sabratek pursuant to a repurchase program approved by the Company's Board of Directors. In April, 1999, Sabratek entered into a one-year credit agreement with a financial institution with up to $8.0 million of available borrowing. As of this date, no borrowing had occurred under the credit agreement.

         The Sabratek used cash in its operations of approximately $8.0 million for the three month period ended March 31, 1999. Cash used in operations is primarily attributable to reduced cash receipts resulting from extended payment terms offered to specific international and domestic customers. Payment terms with customers range from net 30 days to more than one year in some cases.

         During the third quarter of 1997, Sabratek entered into strategic partnerships with Unitron and GDS and has paid cash license fees of $16.4 million as of March 31, 1999, in aggregate. In addition, should the Company decide to exercise its right to acquire either Unitron or GDS, such acquisitions could require additional outlays of cash. In November, 1998, Sabratek entered into a Software Licensing and Marketing Agreement with HealthMagic, Inc. whereby Sabratek paid license fees of $10.0 million.

         In October, 1998, Sabratek entered into a Standby Senior Credit Facility with Unitron whereby Sabratek, at its sole discretion, may lend up to $10.0 million at an interest rate of 8% per annum. As of March 31, 1999, Sabratek had advanced $8.1 million. The facility matures on October 15, 2003.

         In November, 1998, Sabratek entered into a Standby Senior Credit Facility with Collaborations in Healthcare, LLC whereby Sabratek may lend up to $4.0 million at an interest rate of 8% per annum. As of March 31, 1999, Sabratek had advanced $2.7 million. The facility matures on November 23, 2001. Simultaneously, the parties entered into a Unit Option Agreement whereby Sabratek has the right to acquire Collaborations in Healthcare, LLC. If such right is exercised, the acquisition may require additional outlays of cash.

         In September, 1997, Sabratek initiated a hedging program through the use of forward contracts to minimize foreign currency fluctuation exposure. As of March 31, 1999, the aggregate U.S. dollar amount of the contracts is approximately $560,000 and such contracts expire at various dates through July, 1999.

         Sabratek has the right to acquire the assets or stock of Unitron, GDS, and Collaborations in Healthcare, LLC. Although it is not obligated to do so, Sabratek may use cash to consummate such acquisitions. If Sabratek uses its cash reserves to consummate these or other acquisitions currently unidentified or under preliminary consideration it will materially reduce its liquidity. Although Sabratek cannot predict the effect of the uncertainties listed below, Sabratek does not currently expect the use of its cash reserves in connection with acquisitions to have an adverse affect on the results of its operations.

         In March, 1999, Sabratek entered into a letter of intent to purchase the LifeWatch, Inc. subsidiary of privately held Ralin Medical, Inc. LifeWatch, Inc. provides cardiac monitoring and diagnostic services. The purchase is subject to certain conditions including approval by Sabratek's Board of Directors, completion of due diligence, and consummation of a definitive purchase agreement. The purchase price is expected to be approximately $28.0 million, payable in a combination of cash and Sabratek common stock. Cash used in this transaction will materially reduce Sabratek's liquidity.

         Future liquidity and capital resources could be adversely influenced by certain factors, including the Company's dependence on a relatively new customer base, regulatory or legislative changes pertaining to health care, product liability exposure regarding the delivery of medication, dependence on future product development, continued disruption of distribution of the Rocap product line, pending litigation, and others. There can be no assurance that Sabratek will not require additional financing and, in the future, seek additional funds through bank facilities, debt or equity offerings and to the extent such additional financing is not available, the Company could suffer material adverse affects to its financial condition and the results of its operations.


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

         Sabratek has made inquiry of its material strategic partners and has received representation that the devices and software that Sabratek currently licenses from third parties have been determined to be year 2000 compliant. Sabratek continues the process of verifying that its suppliers and other electronically date sensitive equipment will not experience year 2000 problems that could have a material adverse affect on Sabratek. The cost to Sabratek to assess and prepare for the year 2000 is estimated to be less than $100,000.

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


ITEM 3.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in Sabratek's market risk during the three month period ended March 31, 1999. For additional information refer to Item 7A in Sabratek's Annual Report in form 10-K for the year ended December 31, 1998.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On February 5, 1997, SIMS Deltec filed a complaint in the United States District Court for the District of Minnesota alleging that Sabratek's manufacture, use and/or sale of the MediVIEW(TM) software in conjunction with its infusion pumps infringes on a patent entitled "Systems and Methods of Communicating with Ambulatory Medical Devices Such as Drug Delivery Devices" previously issued to SIMS Deltec. Subsequently, SIMS Deltec filed other pleadings that raised additional claims against Sabratek and three of its employees including trade secret misappropriation, unfair competition and interference with SIMS Deltec's customers. SIMS Deltec seeks injunctive relief, unspecified monetary damages and costs. In addition, SIMS Deltec filed for a preliminary injunction against Sabratek seeking to prevent on a preliminary basis Sabratek's manufacture and sale of the MediVIEW(TM) system. On August 4, 1997, the District Court denied the motion for preliminary injunction. Additionally, one of the claims against a Sabratek employee has been dismissed with prejudice. Sabratek and the individual defendants intend to vigorously defend against the allegations made by SIMS Deltec. Protracted litigation or an adverse outcome in this matter could have a material adverse impact on Sabratek's business, financial condition and results of operations.

         In addition, on June 27, 1997, Sabratek filed a complaint against SIMS Deltec which is currently pending in the United States District Court for the District of Minnesota alleging that SIMS Deltec employees have made misstatements about Sabratek's products. Sabratek has stated claims under the Federal Lanham Act to stop SIMS Deltec's improper disparagement and has requested preliminary and permanent injunctive relief, monetary damages and costs. On July 15, 1998, the United States District Court for the District of Minnesota stayed all proceedings in the action until August 2, 1999.

         Sabratek was served with a complaint of January 27, 1999, alleging that Sabratek and seven officers and former officers violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that defendants issued a series of false and misleading statements concerning Sabratek's business, its products and its prospects for future profitability.

         The complaint seeks to recover damages on behalf of all persons who purchased shares of Sabratek's common stock between January 13, 1998 and November 24, 1998, although no court has determined that these persons constitute a proper class. The complaint was filed in the United States District Court for the Northern District of Illinois (Chu v. Sabratek Corporation, et al., Docket No. 99 C 0351). On April 28, 1999, the United States District Court for the Northern District of Illinois appointed Millberg Weiss Bershard & Lerach as lead counsel for the plaintiffs in the action. Neither Sabratek nor the individual defendants have yet responded to the complaint, but all parties intend to vigorously defend against the allegations contained in the complaint. Protracted litigation or an adverse outcome in this matter could have a material adverse impact on Sabratek's business, financial position and results of operations.

         Sabratek is also a party to routine litigation in the ordinary course of business, none of which, if determined adversely to Sabratek, would individually or in the aggregate have a material adverse effect on Sabratek.

ITEM 2. CHANGES IN SECURITIES

         During the three month period ended March 31, 1999, Sabratek issued no securities without registration under the Securities Act of 1933, as amended.



ITEM 5. OTHER INFORMATION

         In May, 1999, Sabratek announced that it had appointed Mr. John Reilly as Senior Vice President and Chief

Financial Officer. Mr. Reilly replaces Mr. Paul Jurewicz who resigned from the position to pursue personal business interests.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)               EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

                                                                                                    Incorporation
Exhibit                                                                                             by reference (if
Number            Description of Documents                                                          applicable)
                                                                                                    ----------------

   3.1            Articles of Incorporation, Rights Agreement Certificate of
                  Designations....................................................................................+
   3.2            Amended and Restated By-laws...........................................................++++++++++
   4.1            Indenture, dated April 14, 1998 by and between the Company and LaSalle National Bank, as Trustee......................................................++++++
   4.2            Rights Agreement, dated August 20, 1998 by and between the
                  Company and LaSalle National Bank, as the Rights Agent....................................+++++++
   10.1           Agreement with Americorp Financial, Inc. re: Leasing
                  Services, dated March 22, 1995..................................................................+
   10.1.1         Amendment, dated September 16, 1996, to Agreement with
                  Americorp Financial, Inc......................................................................+++
   10.2           Intentionally Omitted
   10.3           Intentionally Omitted
   10.4           Intentionally Omitted
   10.5           Intentionally Omitted
   10.6           Intentionally Omitted
   10.7           Intentionally Omitted
   10.8           Intentionally Omitted
   10.9           Intentionally Omitted
   10.10          Intentionally Omitted
   10.11          Intentionally Omitted
   10.12          Intentionally Omitted
   10.13          Pump Contract with Chartwell Home Therapies, dated
                  November 22, 1993...............................................................................+
   10.14          Sales Agreement with Pharmacy Corporation of America,
                  dated March 17, 1995............................................................................+
   10.15          Sales & Marketing Agreement with Alpha
                  Group, dated November 6, 1995...................................................................+
   10.16          Intentionally Omitted
   10.17          Intentionally Omitted
   10.18          Intentionally Omitted
   10.19          Intentionally Omitted
   10.20          Intentionally Omitted
   10.21          Intentionally Omitted
   10.22          Intentionally Omitted
   10.23          Intentionally Omitted
   10.24          Intentionally Omitted
   10.25          Intentionally Omitted
   10.26          Stock Option Plan...............................................................................+
   10.27          Lease for Real Property located at 5601 West Howard,
                  Niles, Illinois, dated as of May 31, 1994.......................................................+
   10.27.1        Amendment, dated October 30, 1996, to Lease for Real
                  Property located at 5601 West Howard, Niles, Illinois.........................................+++



                                                                                                    Incorporation
Exhibit                                                                                             by reference
Number            Description of Documents                                                          (if applicable)
------            ------------------------                                                          ---------------



   10.28          Employment Agreement for K. Shan Padda.................................................++++++++++
   10.29          Intentionally Omitted
   10.30          Asset Purchase Agreement, dated February 25, 1997, by and
                  among Sabratek Corporation; Rocap, Inc. and Elliott Mandell....................................++
   10.31          Employment Agreement for Stephen L. Holden.............................................++++++++++
   10.32          Employment Agreement for Elliott Mandell...............................................++++++++++
   10.33          Lease Agreement for property located at 11 Sixth Road,
                  Woburn, Massachusetts, dated February 1, 1997................................................++++
   10.34          Lease Agreement for property located at 5 Constitution Way,
                  Woburn, Massachusetts, dated June 26, 1995...................................................++++
   10.35          Lease Agreement for property located at 1629 Prime Court,
                  Suite 100, Orlando, Florida, dated March 11, 1997...........................................+++++
   10.36          Lease Agreement for property located at 8350 Parkline Blvd.,
                  Orlando Florida, dated June 18, 1998.....................................................++++++++
   10.37          Credit Agreement, dated as of March 26, 1997, by and between the Company as Borrower and LaSalle National Bank
                  (formerly known as LaSalle Bank NI) as Lender..............................................++++++
   10.38          Long Term Incentive Compensation Plan...................................................+++++++++
   10.39          Lease Agreement for property located at 8111 North St. Louis,
                  Skokie, Illinois, dated May 15, 1998....................................................+++++++++
   10.40          Employment Agreement for Doron C. Levitas..............................................++++++++++
   10.41          Employment Agreement for Scott Skooglund...............................................++++++++++
   10.42          Employment Agreement for Joseph Moser..................................................++++++++++
   10.43          Employment Agreement for Vincent J. Capponi............................................++++++++++
   10.44          Employment Agreement for Tuan Bui......................................................++++++++++
   10.45          Employment Agreement for Stephan C. Beal...............................................++++++++++
   10.46          Employment Agreement for Stephen L. Axel ..............................................++++++++++
   10.47          Employment Agreement for Paul Jurewicz.................................................++++++++++
   10.48          Employment Agreement for Mary Beth Blue................................................++++++++++
   10.49          Employment Agreement for Steven J. Richard.............................................++++++++++
   11.1           Statement re: computation of per share earnings
   27             Financial Data Schedule

   +              Incorporated by reference to Sabratek's Registration Statement on Form S-1, declared effective by the SEC on June 21, 1996 (File No. 333-3866).

   ++             Incorporated by reference to Sabratek's Current Report on Form 8-K filed with the SEC on March
                  11, 1997.

   ++             Incorporated by reference to Sabratek's Annual Report on Form
                  10-K for the fiscal year ended December 31, 1996 filed with the SEC on March 31, 1997.

   ++++           Incorporated by reference to Sabratek's Registration Statement on Form S-1, declared effective by the SEC on April 4, 1997 (File No. 333-23437).



                                                                                                    Incorporation
Exhibit                                                                                             by reference (if
Number            Description of Documents                                                          applicable)
------            ------------------------                                                          -----------



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

   ++++++++++     Incorporated by reference to Sabratek's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1998 filed with the SEC on March 26, 1999.


(B)               REPORTS ON FORM 8-K

                  Sabratek filed a Current Report on Form 8-K on February 3, 1999 reporting that it had been served with a complaint in the case captioned Chu v. Sabratek, et al., Docket No. 99C 0351.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SABRATEK CORPORATION



Date:  May 14, 1999             By:      /s/ K. Shan Padda
                                   ---------------------------------------------
                                         K. Shan Padda
                                         Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the President of the registrant.



Date:  May 14, 1999             By:      /s/ Stephen L Holden
                                   --------------------------
                                         Stephen L. Holden
                                         President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.



Date:  May 14, 1999             By:      /s/ John Reilly
                                   ---------------------------------------------
                                         John Reilly
                                         Principal Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the chief accounting officer of the registrant.



Date:  May 14, 1999             By:      /s/ Scott Skooglund
                                   ---------------------------------------------
                                         Scott Skooglund
                                         Chief Accounting Officer